Form 10QSB
period 1996-03-31
CALIFORNIA CULINARY ACADEMY INC
filed 1996-05-15
CIK 858915

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
    OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
              TO         .



                           Commission File Number: 0-21932

                          CALIFORNIA CULINARY ACADEMY, INC.
                 (Exact name of small business issuer in its charter)


              California                                      94-3042862
    (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                    Identification Number)

          625 Polk Street
         San Francisco, CA                                 94102
     (Address of principal executive offices)            (Zip Code)

    Issuer's Telephone Number: (415) 771-3536


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

    The number of shares outstanding of the registrant's Common Stock as of May 1, 1996 was 3,113,600.

ITEM 1.  Financial Statements

                          CALIFORNIA CULINARY ACADEMY, INC.
                                    BALANCE SHEET




                                                                                    (Unaudited)
                                                                                      March 31,
                                                                                        1996
                                                                                    ------------

                                        ASSETS
Current  Assets:
     Cash and cash equivalents, including restricted cash equivalents of $355,000    $1,674,000
     Accounts receivable, net of allowance of $225,000                                2,638,000
     Inventories                                                                        190,000
     Prepaid expenses and other assets                                                  324,000
     Deferred tax asset                                                                 254,000
                                                                                   ------------
         Total Current Assets                                                         5,080,000
                                                                                   ------------


   Property and equipment, net of depreciation and amortization                       4,243,000
   Intangible assets, net of amortization                                               577,000
   Other assets                                                                         489,000
                                                                                   ------------

         TOTAL ASSETS                                                               $10,389,000
                                                                                   ------------
                                                                                   ------------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
     Current portion of note payable to bank                                           $250,000
     Current portion of capital lease obligations                                        84,000
     Accounts payable                                                                   510,000
     Accrued liabilities                                                                334,000
     Student prepayments                                                                270,000
     Deferred revenues                                                                3,607,000
                                                                                   ------------
         Total Current Liabilities                                                    5,055,000
                                                                                   ------------

   Long-Term Liabilities:
     Note payable to bank                                                               104,000
     Capital lease obligations                                                          230,000
     Other non-current liabilities                                                       72,000
                                                                                   ------------
         Total Long Term Liabilties                                                     406,000
                                                                                   ------------
         Total Liabilities                                                            5,461,000

     Commitments and Contingencies

   Shareholders' Equity:
     Preferred stock,  no par value, 3,100 shares authorized,
      no shares issued or outstanding                                                   -
     Common stock, no par value, 20,000,000 shares authorized,
      3,113,600 issued and outstanding                                                8,377,000
     Retained deficit                                                                (3,449,000)
                                                                                    -----------
         Total Shareholders' Equity                                                   4,928,000

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $10,389,000
                                                                                    -----------
                                                                                    -----------

   See the accompanying condensed notes to financial statements.

                    CALIFORNIA CULINARY ACADEMY, INC.
                      STATEMENTS OF OPERATIONS




                                                         (Unaudited)                   (Unaudited)
                                                      Three Months Ended               Nine Months
                                                    March 31,     March 31,      March 31,     March 31,
                                                       1996          1995           1996          1995
                                                     ----------   ----------      ----------   ----------
 Revenues:
   Culinary arts education                           $3,186,000   $3,171,000      $8,756,000   $9,041,000
   Restaurants, retail, media and other                 812,000      787,000       2,435,000    2,324,000
                                                     ----------   ----------      ----------   ----------
      Total revenues                                  3,998,000    3,958,000      11,191,000   11,365,000

 Costs and expenses:
   Operating expenses                                 2,263,000    2,376,000       6,954,000    6,736,000
   Food costs                                           447,000      408,000       1,290,000    1,195,000
   Selling, general and administrative                1,184,000    1,007,000       3,449,000    2,942,000
   Interest, net                                          4,000        2,000          18,000       15,000
                                                     ----------   ----------      ----------   ----------
      Total costs and expenses                        3,898,000    3,793,000      11,711,000   10,888,000

   Income (loss) before income tax provision            100,000      165,000        (520,000)     477,000

 Income tax provision (benefit)                          42,000       62,000        (158,000)     205,000
                                                     ----------   ----------      ----------   ----------

   Net income (loss)                                    $58,000     $103,000       ($362,000)    $272,000
                                                     ----------   ----------      ----------   ----------
                                                     ----------   ----------      ----------   ----------

 Earnings (loss) per share                                $0.02        $0.03          ($0.11)       $0.08
                                                     ----------   ----------      ----------   ----------
                                                     ----------   ----------      ----------   ----------

 Weighted average common shares and equivalents       3,318,958    3,356,156       3,294,630    3,284,515
                                                     ----------   ----------      ----------   ----------
                                                     ----------   ----------      ----------   ----------



See the accompanying condensed notes to financial statements.

                    CALIFORNIA CULINARY ACADEMY, INC.
                       STATEMENTS OF CASH FLOWS


                                                                          (Unaudited)
                                                                  For the Nine Months Ended
                                                                March  31,           March  31,
                                                                   1996                1995
                                                                -----------          ----------
  Cash Flows From Operating Activities:
    Net income (loss)                                            ($362,000)           $272,000
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                               784,000             638,000
       Provision for losses on accounts receivable                 (48,000)            131,000
       Deferred tax assets                                        (158,000)            205,000
       Stock issued for services                                    13,000            -
    Changes in assets and liabilities:
       Accounts receivable                                         726,000           1,233,000
       Inventories                                                  68,000             (99,000)
       Prepaid expenses and other assets                           (50,000)            199,000
       Other assets                                               (204,000)           (153,000)
       Accounts payable                                           (291,000)           (605,000)
       Accrued liabilities                                        (115,000)           (374,000)
       Student prepayments                                          39,000            (111,000)
       Deferred revenues                                          (752,000)         (1,018,000)
       Other non-current liabilities                               (15,000)             (9,000)
       Restructuring reserve                                        -                 (144,000)
                                                               ------------        ------------
          Net Cash Provided By (Used In) Operating Activities     (365,000)            165,000
                                                               ------------        ------------

  Cash Flows From Investing Activities:
    Acquisition of property and equipment                         (158,000)           (562,000)
                                                               ------------        ------------
          Net Cash Used In Investing Activities                   (158,000)           (562,000)
                                                               ------------        ------------

  Cash Flows From Financing Activities:
    Net borrowings under equipment term loan agreement              -                  750,000
    Principal payments on term loan agreement                     (188,000)           (182,000)
    Principal payments on capital lease obligations                (57,000)           -
    Proceeds from exercise of stock options                         83,000             189,000
                                                               ------------        ------------
          Net Cash Provided By (Used In) Financing Activities     (162,000)            757,000
                                                               ------------        ------------

  Net Increase (Decrease) In Cash and Cash Equivalents            (685,000)            360,000

  Cash and cash equivalents, beginning of period                 2,359,000           2,101,000
                                                               ------------        ------------

  Cash and cash equivalents, end of period                      $1,674,000          $2,461,000
                                                               ------------        ------------
                                                               ------------        ------------




  See the accompanying condensed notes to financial statements.

                    CALIFORNIA CULINARY ACADEMY, INC.
                       STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    The Academy paid approximately $64,000 and $50,000 in interest for the nine months ended March 31, 1996 and 1995, respectively.

    The Academy paid approximately $9,000 and $7,000 in income taxes for the nine months ended March 31, 1996 and 1995, respectively.

    The Academy entered into capital lease obligations for approximately
       $190,000 and $130,000 for the nine months ended March 31, 1996 and 1995, respectively.

                          CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles. The balance sheet as of March 31, 1996, the related statements of operations for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995 are unaudited but have been prepared on substantially the same basis as the annual audited financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The unaudited results for the three and nine months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year.

The accompanying financial statements should be read in conjunction with the Academy's annual report on form 10-KSB for the year ended June 30, 1995.

Certain reclassifications have been made to the financial statements in the prior period to conform to classifications used in the current period.


NOTE 2 - INCOME TAXES

Deferred taxes are recorded based upon differences between financial statement and tax basis of assets and liabilities and available tax carryforwards. The principal temporary differences that result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for income tax purposes in excess of depreciation for financial reporting purposes and unused net operating losses.

As of March 31, 1996, for tax reporting purposes, the Academy has federal and California net operating loss carryforwards of approximately $1,683,000 and $724,000 respectively, which are available to offset future taxable income.


NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods, including the dilutive effects of stock options and warrants using the treasury stock method. The treasury stock method assumes that all dilutive options and warrants are exercised, the proceeds of which are assumed to be used to repurchase shares of stock on the open market at the average price of the stock during the period. The treasury stock method increases outstanding shares by the difference between the number of shares assumed exercised and the number of shares assumed repurchased.

                          CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 4 - BANK DEBT

As of March 31, 1996, the Academy had available a revolving line of credit and term loan with a bank. The line of credit provides for borrowings up to $500,000 with interest at the prime rate of the bank. Any outstanding principal balance shall be due and payable on February 1, 1997. As of March 31, 1996, the Academy had no borrowings under the line of credit. The term loan provides for borrowings up to $750,000 with interest at 1% above the prime rate of the bank, the proceeds of which financed the purchase of new equipment in July 1994. The outstanding principal balance of the term loan is to be repaid in 36 monthly installments of approximately $21,000, which repayment began September 1, 1994. The revolving line of credit and term loan are collateralized by all of the Academy's equipment and a certificate of deposit for $355,000.


NOTE 5 - SALE OF SECURITIES

In January 1996, the Board of Directors authorized management to issue up to $10,000,000 in Convertible Subordinated Promissory Notes ("Notes") which will convert into (I) Common Stock, at the option of the note holder, or (II) Preferred Stock, automatically, on the date the Academy becomes legally authorized to issue a new series of Preferred Stock. The Notes provide for interest of 7.5%. The Preferred Stock carries a cumulative dividend of 7.5%, payable quarterly, when and as declared by the Board of Directors. Although the Preferred Stock is nonvoting, in the event the Academy fails to pay a quarterly dividend, the holders of the Preferred Stock will be entitled to elect one-third of the Academy's Board of Directors at the next meeting held for the election of directors. After six months from the final closing of the offering, the Preferred Stock will convert automatically to Common Stock at $5.50 per share if the closing price of the Common Stock equals or exceeds $8.00 for 20 consecutive trading days. In the event the average closing bid price of the Academy's common stock for any 30 consecutive trading day period subsequent to the earlier of I) the public announcement of quarterly or annual financial results, or II) the date upon which the respective Quarterly Report on Form 10-Q or Form 10-QSB is less than 80% of the initial conversion price of $5.50 per share, then the conversion price for such Preferred Stock shall be reduced to a new conversion price equal to such average closing sale price. In no event, however, shall the conversion price be less than $3.50 per share. The Preferred Stock also carries certain registration rights.

On May 10, 1996, the Academy had its first closing of the sale of notes and received gross proceeds in the amount of $1,400,000. Although additional closings are anticipated, there is no assurance that additional notes will be sold.

                          CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 6 - REGULATORY COMPLIANCE

The Academy participates in various federal and state financial aid programs.
In order to offer such programs to students to assist them in financing their education, the Academy must maintain certain financial ratios. For fiscal years ending after July 1, 1995, the Department of Education requires participating schools to achieve an acid test ratio of 1 to 1. The Academy believes that as of June 30, 1996, the date in which compliance is first required, it will meet or exceed this new financial covenant as well as continuing to adhere to other standards which remain unchanged. The Department of Education's current requirement is for a current ratio of 1 to 1, with which the Academy is in compliance as of March 31, 1996.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Academy's revenues are derived from culinary arts education and restaurant, retail and media operations. Culinary arts education primarily consists of the 16-Month A.O.S. Degree Program, the 30-week Baking and Pastry Arts Certificate Program, and consumer education classes. Consumer education consists of professional and avocational weekend and evening programs. Restaurant and retail operations include two restaurants and two private dining rooms open to the public five days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student-prepared foods, beverages, cookbooks and video tapes, kitchen wares and a line of clothing. Media operations consists of royalties received from the sale of cookbooks, principally from the sale of the companion cookbook, "Festive Favorites, Entertaining with the California Culinary Academy" from the newly created 26-part television series "Cooking at the Academy" with the KQED television station. Certain expenses such as food costs and costs of sales relate to both culinary education and restaurant operations.

In response to market demands, the Academy has expanded its educational offerings by adding a professional weekend Baking & Pastry program. The weekend program, first offered in February 1996, consists of 8 courses of 14 weeks each ranging from simple breads to the most advanced candies and show work. Students in the weekend Baking & Pastry courses can articulate into the full time Baking & Pastry Certificate Program.

In July 1995, the Academy executed a non-binding letter of intent to purchase all of the outstanding stock of the New York Restaurant School, Inc. ("NYRS"), which letter of intent expired March 15, 1996. The Academy is in the process of arranging satisfactory financing necessary to consummate the acquisition. The letter of intent provided for the Academy and NYRS to execute a definitive Stock Acquisition Agreement. Although the letter of intent has expired and no definitive agreement has been executed, the Academy is continuing to pursue financing, and both the Academy and NYRS continue to negotiate in good faith.
If the transaction is consummated, the Academy is expected to account for the acquisition using the purchase method of accounting. As of March 31, 1996, the Academy has capitalized approximately $90,000 which, if the transaction is not consummated, will be expensed.

In January 1996, the Academy entered into an agreement with a company to serve as the selling agent for a placement of up to $10,000,000 in Convertible Subordinated Promissory Notes ("Notes") (see Note 5). The Chairman and President of the selling agent company serves on the Academy's Board of Directors. The selling agent company will be entitled to receive a commission equal to 7% of the gross proceeds sold, a nonaccountable expense allowance of 3% and warrants to purchase 10% of the number of shares sold in the offering.

On May 10, 1996, the Academy had its first closing of the sale of notes and received gross proceeds in the amount of $1,400,000. Although additional closings are anticipated, there is no assurance that additional notes will be sold.

Except for historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed below and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

Total revenues for the quarter ("Q3-96") and nine months ended March 31, 1996 were $3,998,000 and $11,191,000, respectively, a 1% increase and a 2% decrease over total revenues of $3,958,000 and $11,365,000 for the quarter ("Q3-95") and nine months ended March 31, 1995, respectively. Total revenues have remained relatively constant for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. For the nine months ended March 31, 1996 and 1995, there has been a decrease in culinary arts education revenues which was partially offset by an increase in restaurants, retail, media and other revenues.

Culinary arts education revenues increased $15,000 or less than 1% from $3,171,000 for Q3-95 to $3,186,000 for Q3-96. Culinary arts education revenues decreased $285,000 or 3% from $9,041,000 for the nine months ended March 31, 1995 to $8,756,000 for the nine months ended March 31, 1996. This decrease reflects a decrease in enrollment and total student population in the A.O.S. Degree Program during Q3-96 as compared to student enrollment and total student population during Q3-95. The decrease was partially offset by tuition increases in the A.O.S Degree Program and the 30-week Baking and Pastry Arts Certificate Program. For the A.O.S. Program, the average time period from initial contact with prospective students to enrollment is approximately six months with the strongest enrollment periods during late summer and the fall.

The total student population as of March 31, 1996 was 659 students compared to 694 students as of March 31, 1995. The Academy previously anticipated enrollments for the April 1996 class at 83 students. Actual enrollment for the April 1996 class was approximately 60 students. The effect of this lower enrollment is estimated to decrease anticipated revenues for Q4-96 and for the year ending June 30, 1997 by approximately $70,000 and $432,000, respectively.

Beginning with the June 1996 class, the Academy will enroll students every two weeks instead of its current two month enrollment cycle. This shorter enrollment will allow for guaranteed class sizing with the Academy's option to delay or accelerate enrollments depending on the number of students entering. Additionally, this new enrollment method will allow the Academy to change the order in which students take classes, to ensure better competency testing and advancement through the entire program. If the Academy should decide to postpone an enrollment of students for two weeks, idle kitchens will be used to offer other programs such as contract training with large employers, teambuilding classes for avocational students, and part-time offerings. While other programs are being planned, there is no assurance that the Academy will be successful in marketing or selling these new programs.

                          CALIFORNIA CULINARY ACADEMY, INC.

The Academy estimates that because of the shift to the new two-week enrollment method, revenues for fiscal 1997 could be approximately $200,000 less than under the current two-month enrollment method. This is a temporary revenue delay to be incurred until the current students enrolled under the two-month method have graduated from the program. In light of this anticipated decrease in revenues, the Academy is reducing certain operating costs and expenses, which reductions will be completed during Q4-96.

Additionally, management has examined what it believes to be the causes of decreased enrollments and student attrition and is implementing a series of recruiting and retention strategies. While the Academy is optimistic about the potential success of those strategies, there is no assurance, however, that these strategies will be successful or that enrollments or student retention will increase in the future.

Revenues from restaurant, retail, media and other operations increased 3% or $25,000, from $787,000 for Q3-95 to $812,000 for Q3-96. For the nine months ended March 31, 1996, revenues increased 5% or $111,000 compared to the nine months ended March 31, 1995. The increases in revenues were primarily attributable to an increase in banquet sales. For the quarter and nine months ended March 31, 1996, the Academy implemented an aggressive marketing and promotional strategy for restaurant banquet sales. For the nine months ended March 31, 1996, these increases were offset by a decrease in cookbook revenue. In June, 1994, the Academy entered into an agreement with the KQED television station to produce 26 new episodes of "Cooking at the Academy" and develop a companion cookbook. For the nine months ended March 31, 1995, the Academy recognized approximately $115,000 for fees related to the production of the series and cookbook, and fees related to the solicitation and maintenance of underwriting accounts.

Operating expenses decreased 5% or $113,000, from $2,376,000 for Q3-95 to $2,263,000 for Q3-96. Operating expenses were $6,954,000 for the nine months ended March 31, 1996 compared to $6,736,000 for the nine months ended March 31, 1995 representing an increase of $218,000 or 3%. The increase for the nine months ended March 31, 1996 was attributable to the addition of personnel to improve the content and quality of the educational programs and additional staffing to pursue other business opportunities, including new media venues. The Academy is now on-line through the World Wide Web at HTTP://WWW.BAYCHEF.COM as an additional tool to recruit students. The Academy's WEB site, On-line SPICE (Superior Products In Culinary Education) provides information on the Academy's cooking programs, admissions procedures, profiles chef instructors, offers articles and practical cooking techniques for culinary enthusiasts and provides an interactive culinary help line. In addition the increase in operating expenses for the quarter and nine months ended March 31, 1996 was attributable to an increase in occupancy costs, including depreciation, which was incurred primarily due to the continued upgrade of the Academy's computer systems. For the quarter ended March 31, 1996, these increases were offset by certain operational cost containment measures including a decrease in facility costs through renegotiation of certain maintenance contracts and other strategies.

                          CALIFORNIA CULINARY ACADEMY, INC.

Food costs were 14% and 13% of education revenues for Q3-96 and Q3-95, respectively. For the nine months ended March 31, 1996 and 1995, food costs were 15% and 13%, respectively, of education revenues. Food costs have remained relatively constant as a percentage of education revenues.

Selling, general and administrative expenses increased $177,000 or 18%, from $1,007,000 for Q3-95 to $1,184,000 for Q3-96. Selling, general and administrative expenses were $3,449,000 for the nine months ended March 31, 1996 compared to $2,942,000 for the nine months ended March 31, 1995 representing an increase of $507,000 or 17%. During the nine months ended March 31, 1996, the Academy implemented an aggressive television marketing strategy and incurred consulting and other professional fees in an effort to increase the awareness of the Academy and boost enrollments. In addition, the Academy continues to expand the services available to the student population with the addition of a variety of alumni programs and benefits and other student services.

In September, 1995, the Academy executed a new non-binding letter of intent to purchase all of the outstanding stock of NYRS, which letter of intent expired March 15, 1996. The Academy is currently pursuing financing to acquire NYRS and has chosen to capitalize certain costs incurred. In January 1996, the Academy entered into an agreement with a company, of which the Chairman and President is a member of the Academy's Board of Directors, to serve as the selling agent for a placement of up to $10,000,000 in Notes (see Note 5) to provide funding for potential acquisitions, working capital and other corporate purposes. For the six months ended March 31, 1996, the Academy has elected to capitalize offering costs related to the sale of the Notes (see Note 5).

On May 10, 1996, The Academy had its first closing of the sale of notes and received gross proceeds in the amount of $1,400,000. Although additional closings are anticipated, there is no assurance that additional notes will be sold.

For the quarter and nine months ended March 31, 1996 and 1995, interest expense, net of interest income remained relatively constant.

                          CALIFORNIA CULINARY ACADEMY, INC.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing and through cash flows provided by operations.

Of the $1,674,000 in cash and cash equivalents at March 31, 1996, a $355,000 certificate of deposit was restricted as collateral for the revolving line of credit and term loan. The certificate of deposit matured in April 1996 and was subsequently reinvested and will mature in July 1996.

As of March 31, 1996, the Academy had available a revolving line of credit with advances up to $500,000, at prime interest rate. As of March 31, 1996, there have been no borrowings under the revolving line of credit. In July 1994, the Academy borrowed $750,000 on a term loan to finance equipment used in its expansion and renovation. The first payment of approximately $21,000 of the 36 month repayment term began September 1994.

The Academy's operating activities consumed cash of $365,000 during the nine months ended March 31, 1996. The increases to cash were a result of a decrease in accounts receivable of $726,000, a decrease in inventories of $68,000, and an increase in student prepayments of $39,000. These increases in cash were offset by the loss for the nine months of $362,000, an increase in prepaid expenses and other assets of $50,000, an increase in other assets of $204,000, a decrease in accounts payable and accrued liabilities of $406,000, a decrease of deferred revenues of $752,000, and a decrease in non-current liabilities of $15,000.

Cash of $158,000 was used for investing activities primarily to upgrade the existing computer and fire and security systems and facility improvements.

Cash from financing activities was provided from the exercise of stock options of $83,000 which was offset by principal payments on the term loan agreement of $188,000 and principal payments on capital lease obligations of $57,000.

For the nine months ended March 31, 1996, cash decreased by $685,000 as a result of the activities described above.

The Academy had working capital at March 31, 1996 of $25,000 compared with working capital of $339,000 at June 30, 1995. Working capital has decreased primarily due to a decrease in cash and cash equivalents and is in turn due to lower enrollments and student population thus providing less cash from operations.

The Academy may, from time to time, enter into additional debt or equity transactions to finance its growth. There is no assurance, however, that debt or equity transactions can be entered into or that the amounts obtained from such financing will be adequate for its needs.

                          CALIFORNIA CULINARY ACADEMY, INC.

In January 1996, the Academy entered into an agreement with a company, of which the Chairman and President is a member of the Academy's Board of Directors, to serve as the selling agent for a placement of up to $10,000,000 in Notes (see
Note 5) to provide funding for potential acquisitions, working capital and other corporate purposes.

On May 10, 1996, the Academy had its first closing of the sale of notes and received gross proceeds in the amount of $1,400,000. Although additional closings are anticipated, there is no assurance that additional notes will be sold.

The Academy believes that cash and cash equivalents and cash flows from operations will be sufficient to satisfy its cash requirements for the next twelve months. The Academy believes that inflation has not had a material effect on its operations. Additionally, the Academy believes that as of June 30, 1996, the date on which the Department of Education will require participating schools to achieve an acid test ratio of 1 to 1, that the Academy will meet or exceed this new financial covenant as well as continuing to adhere to other standards which remain unchanged (see Note 6).

                          CALIFORNIA CULINARY ACADEMY, INC.

                              PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.                                     None

ITEM 2.  CHANGES IN SECURITIES.                                 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders' was held on March 2, 1996. Six directors were elected. The vote was as follows:

                                                Number of shares
                                             ------------------------
                                                            Authority
                Name                           For           Withheld
         ----------------------              ---------      ---------
         Theodore G. Crocker                 2,856,112        8,600
         Alexander M. Hehmeyer               2,856,112        8,600
         William G. DeMar                    2,856,112        8,600
         Robert J. Marani                    2,841,112       23,600
         Grover T. Wickersham                2,853,012       11,700
         W. Bruce C. Bailey                  2,812,612       52,100

    All directors were elected for one year terms.

(b) The shareholders also ratified the appointment of Arthur Andersen LLP as the Academy's independent public accountants. The vote was as follows:


                                    Number of Shares
                    --------------------------------------------
                         For            Against          Abstain
                    ----------         --------         --------

                    2,852,842            8,500            3,370

(c) The shareholders also ratified the proposal amending the Academy's Incentive Stock Option Plan to increase by 100,000 shares the number of shares that may be issued upon exercise of options. The vote was as follows:

                                    Number of Shares
                   -------------------------------------------------
                         For            Against          Abstain
                   ---------------  ---------------  ---------------

                    2,612,260          223,014            29,438

                          CALIFORNIA CULINARY ACADEMY, INC.

ITEM 5.  OTHER INFORMATION                            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                    Exhibit No.                        Description
               -----------------             --------------------------------
                        10.1 Amended Financing Agreement with Wells Fargo Bank dated February 1, 1996

                        10.2 Agreement with Simon & Schuster, Inc. dated February 22, 1996

         (b)  REPORTS ON FORM 8-K           None

                          CALIFORNIA CULINARY ACADEMY, INC.
                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CALIFORNIA CULINARY ACADEMY, INC.

Dated May 15, 1996           By: /s/ Theodore G. Crocker
                                  ---------------------------------
                               Theodore G. Crocker
                               Chairman of the Board of Directors and
                               Chief Executive Officer


Dated May 15, 1996           By:  /s/ Keith H. Keogh
                                  ---------------------------------
                                Keith H. Keogh
                                President and Chief Operating Officer


Dated May 15, 1996           By:  /s/ Christine E. Munson
                                  ---------------------------------
                                Christine E. Munson
                                Vice President of Finance, Chief
                                Financial Officer and Assistant
                                Secretary