Form 10KSB40
period 1996-06-30
CALIFORNIA CULINARY ACADEMY INC
filed 1996-10-15
CIK 858915

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 [No Fee Required] For the transition period from ____________________ to ____________________.

                         COMMISSION FILE NUMBER: 0-21932

                        CALIFORNIA CULINARY ACADEMY, INC.
              (Exact name of small business issuer in its charter)

          California                                   94-3042862
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                625 Polk Street
               San Francisco, CA                         94102
     (Address of principal executive offices)          (Zip Code)

Issuer's Telephone Number:  (415) 771-3536

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, no par value
                                                      --------------------------
                                                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X    No
                                         -------    ------

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the most recent fiscal year were:  $14,882,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing market price on September 26, 1996, was $13,826,274.

The number of shares outstanding of the registrant's Common Stock as of June 30, 1996, was 3,186,053.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format.   Yes        No    X
                                                     ------    -------

                                     PART I

ITEM 1.  BUSINESS

The California Culinary Academy, Inc., ("Academy") is one of the largest publicly held, for-profit professional chef training schools in the United States (based on the number of students enrolled in its programs) and offers both an Associate of Occupational Studies ("A.O.S.") Degree Program in Culinary Arts and a Certificate Program in Baking & Pastry Arts. The Academy also offers a wide variety of consumer education classes and workshops for dedicated amateurs and professionals. In conjunction with its educational activities, the Academy operates two public restaurants and a small retail shop at its San Francisco campus, serving a clientele that consists of students, staff and the general public.

As of September 1, 1996, the Academy has graduated over 4,100 students from its professional programs and additionally thousands of individuals have attended one or more of its continuing education classes.

The predecessor to the California Culinary Academy, Inc. was incorporated in June 1977, as a Pennsylvania corporation. In October 1986, the Academy was incorporated in the State of California under the name CCA Acquisition Corporation and was the surviving corporation in a merger with the Pennsylvania corporation. Upon completion of the merger, CCA Acquisition Corporation changed its name to California Culinary Academy, Inc.

RECENT EVENTS

TRAINING CENTER AT SALINAS, CALIFORNIA
During July 1996, the Academy entered into a lease for a former restaurant site to be used as a culinary arts training center for selected non-professional and professional non-degreed programs. Construction is currently under way, and it is anticipated that construction will be completed during the month of October 1996, with the first classes starting shortly after completion of construction. The focus of the training will be basic skills. Tuition is expected to range between $200 and approximately $1,400 per class with up to three different classes each day ranging in size from 10 to 20 students. See Item 12, "Certain Relationships and Related Transactions."

ENROLLMENTS
Revenues from the Academy's A.O.S. Culinary Arts Degree Program and the Baking & Pastry Arts Certificate Program rely exclusively on student enrollments. For the A.O.S. Culinary Arts Degree Program, the average time period from initial contact with prospective students to enrollment is approximately six months. During the enrollment periods for February, April and June 1995, the Academy experienced a decrease in the number of students enrolling compared to enrollments in the prior fiscal year and compared to management's enrollment estimates. The decreased number of students during those periods contributed to a loss for the fourth quarter of fiscal 1995. Management has isolated what it believes to be the causes of the decreased enrollments, has taken specific steps to mitigate and correct the deficiencies, and as a result, enrollments during the later part of fiscal 1996 have risen. It is management's belief that its changes to the enrollment management process will continue to be successful, however, there can be no assurance that such changes will continue to prove successful. Additionally, there have been changes to the size of starting classes and in the frequency of class starts (described in "Professional Programs and Continuing Education - A.O.S. CULINARY ARTS DEGREE PROGRAM"). As a result, total student count will continue to decrease as the Academy graduates classes of larger size than the new classes it admits. This effect is expected to reverse in the second quarter of fiscal 1997. Management's corrective plan included the retention of an enrollment management consulting firm to advise it in the areas of improvement to the enrollment management process and the restructuring of its Admissions Department. The Academy has implemented the Noel-Levitz "EMAS-Plus" system of enrollment management and made substantial revisions to its reporting and admissions processes during the first quarter of fiscal 1997. There can be no assurance, however, that management's corrective actions will be continue to be successful or that enrollments or revenues will increase in the future.

PROFESSIONAL PROGRAMS AND CONTINUING EDUCATION

The Academy offers an 18-month Associate of Occupational Studies ("A.O.S.") Culinary Arts Degree Program and a 30-week Baking & Pastry Arts Certificate Program. The Academy also offers a wide variety of professional weekend programs in addition to consumer education classes and workshops for dedicated amateurs and professionals. In conjunction with its educational classes, the Academy operates two public restaurants and a small retail shop at its San Francisco campus, serving a clientele that consists of its students, staff, and the general public.

The Academy's A.O.S. Culinary Arts Degree Program and Baking & Pastry Arts Certificate Program are designed to prepare students for entry-level professional positions or for individual advancement. By teaching the skills required of the professional chef and pastry chef, the Academy seeks to prepare its graduates to become successful in the food industry. Because the curriculum focuses on practical skills and techniques crucial to success in the food industry, the Academy has historically enjoyed a high job placement rate among its graduates.

A.O.S. CULINARY ARTS DEGREE PROGRAM.   The A.O.S. Culinary Arts Degree Program
was, until June 1996, 16 months of instruction organized into four semesters, each four months in length. Starting in June 1996, the A.O.S. Culinary Arts Degree Program was expanded to 18 months to provide a longer externship thus giving the student more practical work experience prior to graduation. Until June 1996, when the enrollment cycle changed, there was approximately two months separation between each of six enrollment periods. Starting in June 1996, A.O.S. classes are scheduled to start every two weeks, allowing for more time slots and greater scheduling convenience and control over enrollment. All students attend all four semesters on a full-time basis. Students attend classes five days each week, seven and one-quarter hours per day, in two shifts. For the year ended June 30, 1996, the Academy averaged approximately 500 students per enrollment period with a greater number of students enrolling in
the second half of the fiscal year and fewer during the first half.    The
A.O.S. program can accommodate up to 29 students per enrollment period. Once a class begins the sequential program, it then continues without interruption through the 18-month course of study that, if successfully completed, results in the award of the A.O.S. Culinary Arts Degree. There were approximately 500 students enrolled in the A.O.S. program on June 30, 1996, compared to approximately 560 students enrolled at June 30, 1995, a decrease of 11%. The decrease is primarily due to the planned change in the frequency and size of class starts. Accordingly, graduating class sizes will be larger than the size of new starting classes for a period of time. These changes will have a depressive effect on total student count until approximately the second quarter of the fiscal year ending June 30, 1997. See "Recent Events - ENROLLMENTS". Students in the A.O.S. program are eligible to participate in federal financial assistance programs.

BAKING & PASTRY ARTS CERTIFICATE PROGRAM.   The Academy has a 30-week
professional Baking & Pastry Arts Certificate Program, which has a comprehensive curriculum and is taught over two semesters, 15 weeks per semester. Attendance is on a full-time, five-day per week basis. Students enrolled in the 30-week Baking & Pastry Arts Certificate Program are eligible to participate in federal financial assistance programs. At June 30, 1996, there were 45 students enrolled in this program compared to approximately 70 students enrolled at June 30, 1995, representing a 36% decrease. See "Recent Events - ENROLLMENTS." The 30-week Baking & Pastry Arts Certificate Program can accommodate approximately 120 students.

The goal of the 30-week Baking & Pastry Arts Certificate Program is to prepare students for advancement to a supervisory position in a commercial bakery or pastry kitchen. Instruction includes such core subjects as baking sciences, nutrition, retail management, purchasing, and cost control. The program emphasizes "hands on" practical experience in workshops where students are supervised by faculty members.

BASIC SKILLS PROFESSIONAL WEEKEND COURSES. Under the moniker of "New Basics," the Academy offers a weekend program that addresses traditional kitchen skills with emphasis on palate development and exposure to anthropological patterns in world cuisine. As a test laboratory for program development, these courses offer innovative approaches to teaching and thinking about the fundamentals of cooking. Designed to serve the needs of amateurs and industry professionals, completed coursework from this program is transferable into the Academy's A.O.S. program. There are currently five programs each six weeks in length.

BAKING & PASTRY PROFESSIONAL WEEKEND COURSES.   Beginning in February 1996, the
Academy offered a professional weekend Baking & Pastry program. The program, modeled after the 30-week Baking & Pastry Arts Certificate Program, consists of eight courses of 14 weeks each. Topics range from basic breadmaking techniques to confectionery and showpiece techniques. Completed weekend coursework can be transferred into the Academy's 30-week Baking & Pastry Arts Certificate Program.

CONSUMER EDUCATION.   The Academy offers a wide variety of culinary arts classes and workshops for amateurs. Courses are offered on general subjects such as Basic Cooking, Professional Cooking, Advanced Professional Cooking and Basic Knife Skills and on special interest topics such as regional ethnic cuisines, seasonal cooking and various healthy food subjects.

EDUCATIONAL SERVICES

JOB PLACEMENT FOR PROFESSIONAL PROGRAM STUDENTS AND GRADUATES. The Academy's Career Services staff assists currently enrolled students and graduates in obtaining positions in the food industry in a number of ways: (I) the Career Services Office houses reference material containing current job openings that include entry level through advanced positions throughout the United States and foreign countries. For students and graduates who are unable to access the current job openings on campus, these job openings are also recorded on the Job Hotline, a telephone announcement that is updated weekly; (II) twice per year during the Academy's Spring and Fall Recruitment Weekend, the Career Services staff coordinates a Career Faire featuring representatives from all areas of the food industry seeking to hire students and graduates of the Academy. The Career Services staff also coordinates interview schedules for companies recruiting students and graduates directly from the Academy during the Recruitment Weekend; and (III) individual counseling sessions, resume assistance, and other career development materials are also available through the Career Services Office. While the Academy does not guarantee employment or specific positions upon graduation, it believes its name, reputation, and high job placement rate are factors that attract students to its professional programs.

Students interested in part-time or full-time jobs while they are enrolled at the Academy can register with the Career Services Office. The Academy provides students names of prospective employers seeking catering staff or other part-time and full-time assistance. Additionally, the Academy itself offers part-time employment. For example, the Academy's Food and Beverage Department hires students to assist with special functions and events, such as private parties and corporate events held in its restaurants. The Academy also offers federal work-study opportunities.

ALUMNI RELATIONS.   The California Culinary Academy Alumni Association was
created to offer alumni appealing educational, social, and cultural activities, greater access to job information, and assistance in recruiting efforts.

RECRUITMENT AND ADMISSIONS.   Students are recruited both domestically and
internationally. Statistics compiled in June 1996, show that approximately 48% of the full-time students enrolled in the professional programs are from Northern California. Applications for admission to the A.O.S. Culinary Arts Degree Program and the Baking & Pastry Arts Certificate Program are reviewed by the Academy's admissions staff. In considering an application for admission to the degree or certificate programs, the admissions staff first determines whether an applicant meets certain minimum prerequisites, including: (I) demonstrated motivation towards a career in the culinary arts; (II) graduation from high school with at least a 2.0 grade point average or passage of an approved high school equivalency examination; and (III) for those whose native language is other than English, passage of the TOEFL test of English as a Foreign Language with a score of at least 550. Experience in the food industry is viewed favorably by the admissions staff but is not considered a prerequisite for admission to the programs.

Additionally, the Academy has articulation agreements with 18 regional junior colleges and one culinary school, allowing certain courses to be transferred to the Academy for credit, enabling the Academy to recruit more effectively from junior colleges.

The Academy believes that an important recruiting tool is its media exposure. A 13-part series, COOKING AT THE ACADEMY, was developed and written by the Academy and produced by the San Francisco public television station, KQED. This series has been shown in its entirety since 1991 through the Public Broadcasting System to the major media markets in the United States. Additionally, in the spring of 1995, a new 26-episode series of COOKING AT THE ACADEMY began airing on public television stations throughout the country. The Academy believes that such widespread exposure as well as sales of associated cookbooks and videotapes has enhanced the Academy's name recognition and reputation. The Academy believes that this broad media exposure has had a positive effect on recruitment and admissions.

As of September 30, 1996, the Academy employed four full-time admissions representatives and three database and communications analysts who are supervised by the Director of Enrollment Management and the Director of Financial Aid. These admissions representatives consult with prospective students who are referred by alumni, respond to the Academy's advertising, or are otherwise motivated to contact the school.

EDUCATIONAL PROGRAM DEVELOPMENT.   The Academy's ability to attract and place
students depends to a significant extent on its ability to offer educational programs that provide students with skills sought after in the food community. Given the continual changes in professional cooking and professional baking, it is critical that the most current methods are taught. The Academy's Educational Program Committee, (consisting of the Academy's faculty, administration, and focus groups from the food industry) responds quickly to both the culinary and business needs of the food industry.

EDUCATION-OPERATIONS DEPARTMENT. The Education-Operations Department is responsible for the quality and delivery of the education process, including direct responsibility for curriculum content and sequencing, chef instructor training and development, and teaching and evaluation methods. The Director of Education-Operations is assisted by the heads of each educational area - Culinary Production, Baking and Pastry, and Related Subjects, each of whom serves as an instructor in the degree or certificate programs. In addition, the department's Manager of Curriculum develops, monitors, and updates the educational programs offered at the Academy.

STUDENT RETENTION. In the past several years, the Academy has focused its efforts on improving the retention rate of students. For the fiscal years ended June 30, 1996 and 1995, approximately 80% of the then enrolled students
successfully completed the A.O.S. Culinary Arts Degree Program on schedule.   An
additional 11% graduated at a later date. However, as is the case at most institutions of higher education, some of the Academy's students end their studies early for personal, financial, or academic reasons. The Academy faculty maintain weekly office hours to provide academic assistance and to advise students. The Academy faculty and administration are also available to provide support and referrals to students experiencing personal difficulties.

TUITION AND FEES. Effective June 1996, tuition and fees for the A.O.S. Degree Program in Culinary Arts totaled approximately $25,000. This fee includes textbooks, uniforms, knife kits, the cost of food used in the classrooms, and one meal per day in addition to the cost of courses. Tuition is payable in installments during the two academic terms. The tuition for the Baking & Pastry Arts Certificate Program is approximately $11,000, including textbooks, uniforms, knife kits, cost of food, one meal per day, and supplies. Deferred payment plans and financial aid are available to eligible students. The Academy believes that its tuition and fee structure is below the market and, accordingly, is currently studying the effect of a moderate increase in tuition rates. Any change, however, is not expected to affect currently enrolled students. See "Government Financial Aid Programs and Regulation."

RESTAURANTS, RETAIL AND MEDIA

RESTAURANTS. The Academy operates two public restaurants at its San Francisco campus: the Careme Room, with seating for approximately 325 diners, and the newly remodeled Tavern on the Tenderloin, formerly the Academy Grill, with seating for approximately 125 diners. The Careme Room is open to the public five days per week for lunch and dinner, excluding school holidays, and the Tavern is open six days per week. The restaurants are generally available for private parties and corporate events seven days per week, are staffed weekly by students under faculty supervision, and serve as an important teaching environment since they provide experience in restaurant food preparation, service and management. As a part of the A.O.S. Culinary Arts Degree Program, the Academy's students are instructed in dining room service styles, as well as professional cooking and food and beverage management.

RETAIL.   The Academy maintains a small retail shop at its San Francisco campus.
The retail shop, which services students, staff and the public, is open six days per week, offering juices, espresso, other coffee-based beverages, salads, sandwiches, soups, confections and bakery goods. In addition, the shop offers various clothing items bearing the Academy name and logo, cookbooks, videotapes of the COOKING AT THE ACADEMY series, knife kits bearing the Academy logo and trademark, and selected cooking tools.

MEDIA. In January 1996, the Academy entered into an agreement with Simon & Schuster to author and publish four cookbooks. The agreement provides for the Academy to earn fees for the delivery of acceptable outlines and completed manuscripts to the publisher in addition to royalties ranging from 6%-10% on the sale of published works. The first manuscript is scheduled to be delivered to the publisher in December 1996.

The Academy developed and wrote the 13-part television series, COOKING AT THE ACADEMY, produced in 1991 by San Francisco public television station KQED. Over 135,000 copies of the accompanying cookbook, COOKING AT THE ACADEMY, have been distributed. In addition, a series entitled "California Culinary Academy Cookbooks," which includes 30 titles, has sold over two million copies since 1985.

In 1995, 26 new episodes of COOKING AT THE ACADEMY began airing on public television stations throughout the country. Over 85,000 copies of the accompanying cookbook, FESTIVE FAVORITES, have been distributed. All of the series production costs were underwritten by Trident Trading Company, Inc., the exclusive wholesaler for Wusthof-Registered Trademark- Cutlery in the eleven western United States, Meyer Corporation, the producer of Circulon-Registered Trademark- Commercial brand cookware, Everpure Drinking Water Systems and Chicago Metallic Bakeware. These companies entered into agreements directly with KQED. The Academy is not a party to those contracts.

The Academy, in a separate agreement, has agreed to exclusively sell, in certain circumstances, Wusthof-Registered Trademark--Trident knife sets to students and other customers. The Academy became a dealer and is obligated to purchase $1,650,000 of Wusthof-Registered Trademark--Trident knives, tools, gadgets and equipment for resale over an unlimited period of time. Among other items, the Academy's logo, designs and/or tradenames will be used on certain approved products, which will be sold by Wusthof-Registered Trademark--Trident through existing retail and catalog distribution channels. The Wusthof factory has assumed the responsibilities of Trident Trading Company, Inc. under an assignment agreement to which the Academy consented.

In a separate agreement, the Academy will help arrange, when requested, U.S. appearances of Academy alumni chefs for promotion of Meyer products, will become a retailer of Meyer products, and will cooperate in certain advertising.

The Academy maintains a home page on the Internet at "www.baychef.com" as a promotion and marketing tool to attract new business. The Academy's website provides information on the Academy's cooking programs and admissions procedures, profiles chef instructors, offers articles, recipes and practical cooking techniques for culinary enthusiasts, and allows interested parties to communicate with the Academy via e-mail.

ACCREDITATION OF PROFESSIONAL PROGRAMS

Accreditation is a process for evaluating educational institutions and their professional programs. Such a process engenders the schools to the confidence of the educational community, federal and state government agencies, and the public at large.

In the United States, this accreditation is given primarily through non-government, voluntary, institutional, or professional associations. Those groups establish criteria for accreditation, arrange site visits and evaluate institutions and professional programs which desire accredited status, publicly designating those that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the level of program performance, content, and teaching and administrative quality required by the accrediting body.

The Academy is recognized in its postsecondary educational program by the U.S. Department of Education ("DOE") and by the California Council for Private Postsecondary and Vocational Education ("CPPVE").

The Academy is approved to grant to its students who successfully complete the full-time Culinary Arts Degree program an Associate of Occupational Studies ("AOS") degree in Culinary Arts. The Academy is also approved to grant to its students who successfully complete the full-time Baking and Pastry program a Certificate in Baking and Pastry Arts. Approval from CPPVE is renewed periodically in accordance with the provisions of the California Education Code.

The Academy's course of instruction is approved for veterans training by the federal Department of Veterans Affairs under the G.I. Bill of Rights and the Veterans Education Assistance Programs ("VEAP") and for foreign students under the rules and regulations of the Immigration and Naturalization Service ("INS").

The Academy is accredited by the American Culinary Federation Educational Institute Accrediting Commission ("ACFEI") and by the Accrediting Commission for Career Schools/Colleges of Technology (formerly known as the Accrediting Commission for Trade and Technical Schools of the Career College Association).

GOVERNMENT FINANCIAL AID PROGRAMS AND REGULATION

The Academy's students finance their education, in whole or part, through individual resources with approximately 62% of students receiving some form of financial aid assistance. In addition, approximately 42% of the Academy's fiscal 1996 education program revenues from tuition receipts were derived from federal and/or state government-sponsored financial aid. On the basis of financial information provided by the student and/or the student's family, the Academy develops an assistance package for students who are eligible for financial aid. To maintain financial assistance eligibility, students must demonstrate satisfactory academic progress.

Extensive and complex regulations govern all of the government grant and loan programs in which the Academy and its students participate. These programs are required to be administered in accordance with the standard of care and diligence of a fiduciary and are subject to annual audits. All three of the Academy's financial aid counselors and the Director are certified by the State of California. Any regulatory violation could be the basis for suspension, limitation, or termination proceedings. No suspension, limitation, or termination proceedings have ever been instituted against the Academy.

In July 1995, the Academy was notified by the U.S. Department of Education ("DOE") that is was eligible to participate in Title IV, HEA programs through July 31, 1999.

Additionally, an institution is required to meet certain specified financial standards in order to participate in Title IV funding programs administered by the DOE. Failure of an institution to adhere to those standards may result in the DOE requiring that institution to post a letter of credit or other surety to ensure that the Academy is able to fulfill its educational commitments to its students and pay required refunds upon withdrawal.

The Academy devotes significant effort to properly and satisfactorily administering the above-described financial aid programs in accordance with applicable government regulations and responsibilities. The

Academy has established an internal review committee charged with ongoing compliance reviews to identify irregularities early, to take expeditious corrective action and to implement any and all mandated changes in regulations affecting these programs on a timely basis. In addition, the Academy has: (i) developed job descriptions that the Academy believes comply with Federal Work Study ("FWS") employment at for-profit postsecondary institutions; (ii) adopted internal written procedures to ensure compliance with Title IV restrictions; and
(iii) established and maintains general ledger control accounts and related subsidiary accounts to assist in the accurate and timely reporting of information to the DOE and other interested parties.

The following is a list of government financial aid programs in which the Academy's students participate:

     -    Federal PELL Grant
     -    Federal Supplemental Educational Opportunity Grant ("SEOG")
     -    Unsubsidized Federal Stafford Loan Program (non-need-based)
     -    Federal Stafford Loan Program (need-based)
     -    Federal Perkins Direct Student Loan Programs ("Perkins")
     -    Federal Parent Loans for Undergraduate Students ("PLUS")
     -    Federal Work Study ("FWS")
     -    California State Grants A, B and C

The Academy is also approved to train veterans and, therefore, students may be eligible to receive benefits from the Veterans Administration.

The Academy's continued eligibility to participate in Title IV student financial aid loan programs is dependent, in part, on maintaining an acceptable "cohort" default rate. The cohort default rate is defined as the default rate of all federal financial aid loan programs, other than the Perkins program, which is calculated separately and is the smallest of the Academy's federally funded financial aid loan programs.

The Academy's cohort default rate averaged 7.1% for the three years ended June 30, 1992. In June 1995, the Academy was notified that its cohort default rate for the year ended June 30, 1993, was 13%, effectively increasing the four year average to 8.6%. The increase in the default rate during this period was caused by an increase in the number of defaulting students from 31 to 34 from June 30, 1992, to June 30, 1993. The Academy believes that this rate is significantly lower than the average 1993 cohort default rate of Career College Association member schools, which consist of vocational trade and technical schools with curricula generally of two years or less. The Academy's current cohort default rate for the two year period ending June 30, 1994 is 18.6%. The increase in the default rate during this period was caused by an increase in the number of defaulting students from 34 to 55. The Academy does not believe that its eligibility to participate in Title IV financial aid programs is threatened as a result of this increase. However the Academy believes that changes that it has made to the administration of the admissions department, its student applications review process, and its scholarship granting process along with its implementation of selected portions of the Department of Education's Default Management Program will favorably impact the cohort default rate in the future.

Approximately 42% of education program revenues during fiscal 1996 were provided by federal and/or state government-sponsored financial aid programs, a substantial portion of which were derived from various student loan programs. Participating students make loan applications to one or more federally approved financial institutions. The ability of private financial institutions to originate loans to the Academy's students is critical to the Academy's business.

Grants are funds made available to eligible students by the government that do not have to be repaid. The Academy is eligible to participate in federal PELL Grant and SEOG programs. Both are programs for undergraduates at postsecondary schools in the United States who have demonstrated sufficient financial need.

All government-subsidized financial assistance programs for students are subject to political and budgetary consideration outside the control of the Academy. No assurance can be given that governmental programs that are currently providing financial assistance and subsidies to students attending the Academy's education programs will remain available at present levels or at all. A reduction or curtailment of funding levels, or other unanticipated changes in federal assistance program participation requirements, could result in lower enrollments and adversely impact the Academy's business.

COMPETITION

The Academy is one of the largest publicly held for-profit professional chef training schools in the United States, according to enrollment statistics in the 1995 SHAW GUIDE. However, the market for professional training of chefs is fragmented and regionally oriented. According to the American Culinary Federation Educational Institute, there are approximately 500 postsecondary culinary programs offered worldwide. These programs range from simple food programs offered by vocational training schools to fully accredited four-year programs.

As of June 30, 1996, recent admissions statistics show that approximately 48% of the Academy's students reside in Northern California. However, the Academy believes that it competes in the professional chef training market with, among others, the Culinary Institute of America, with its main campus in Hyde Park, New York and a facility located in the Napa Valley region of California, and Johnson & Wales University in Providence, Rhode Island with campuses in Maryland, Colorado and Florida, founded in 1946 and 1914, respectively, both of which are not-for-profit institutions. The Academy believes that both of these institutions have secured significant financial and equipment contributions to build new facilities and expand their classrooms. The Academy's business will be subject to its ability to compete effectively with the Culinary Institute of America and Johnson & Wales, as well as other competitors now in, or which subsequently enter, the professional chef training market.

The Academy's competitive strengths include the quality of the faculty and educational services, the job placement of Academy graduates, and the quality of the academic facilities.

PROPRIETARY RIGHTS

The Academy has a registered service mark consisting of the name "California Culinary Academy" and the accompanying stylized logo, which are registered with the U.S. Patent and Trademark Office for various uses. In addition, the name "California Culinary Academy" is a tradename of the Academy also registered with the U.S. Patent and Trademark Office. Although the Academy service mark has become incontestable by any party alleging prior use of the mark, no assurance can be given that such registration is not cancelable on grounds other than prior use. The Academy plans to defend its mark in the event of unauthorized infringement. Such a defense would be time consuming and expensive, regardless of the outcome. Failure or inability to defend its marks could adversely impact the Academy's reputation and results of operations. Generally, a trademark is protected from infringement for a period of 10 years, with renewal granted for an additional 10 year period. In 1989 the Academy renewed it registration for its trademark and tradename.

FACULTY AND EMPLOYEES

The Academy employed 119 persons at June 30, 1996, of which 13 were part time. Those employees included the Chief Executive Officer, President, and Chief Financial Officer, 88 members of the administrative and operational staff and 28 chef instructors and adjunct faculty.

ITEM 2.  PROPERTY

The Academy leases approximately 63,000 square feet of space at 625 Polk Street in San Francisco, California, in a historic building. This leased facility is composed of the basement, the ground floor, mezzanine, second, and third floors of a five story structure. The monthly rental obligation is approximately $98,000, and the Academy is also responsible for payment of its pro rata share of all leasehold expenses including insurance, taxes, utilities and maintenance, which were approximately $18,000 per month during fiscal year 1996. The lease term extends until March 31, 2000, with a five-year option thereafter.

In February 1994, the Academy entered into a two-year lease for approximately 1,500 square feet at 700 Polk Street in San Francisco, which it uses for its educational programs. Rental for this location is approximately $2,600 per month. In November 1995, the Academy elected to extend its lease through February 1997.

In July 1996, the Academy entered into a five-year lease for approximately 4,000 square feet in the city of Salinas, California for use as a culinary arts training center. The lease is with a partnership whose partners include certain members of the Board of Directors and substantial shareholders in the Academy. Independent members of the Board of Directors have approved the lease. Management believes that these lease terms are no less favorable than those which it may have negotiated with an independent landlord. The monthly rent for the facility will be the greater of approximately $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The lease agreement includes a termination clause subject to revenue performance at the facility during the first twelve months of operation and a termination fee should the Academy invoke the termination clause. As of September 30, 1996, the site was under construction for improvements.

Academy students have access to lecture classrooms and 14 kitchens for practical training, including four baking and pastry kitchens, two confiseries, two garde manger kitchens, a seafood butchery, a meat butchery, three professional production kitchens, and a fully equipped demonstration kitchen and classroom. Table service classroom facilities include two full service, student run public restaurants, which seat more than 700 customers for lunch and dinner six days a week. Other facilities include a retail shop for the sale of culinary art supplies and student prepared food products from the garde manger, pastry shop, bakery, and confiserie. The Academy also has a library and offices for administrative, admissions, financial aid, educational services, faculty, and consumer education.

Academy management estimates that its current facilities can accommodate approximately 765 students and that once full enrollment in these facilities is achieved additional facilities can be located.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal claims and lawsuits pending by and against the Academy that, in the opinion of management, after consultation with legal counsel, are not expected to have in any material adverse effect on the results of operations or financial position of the Academy.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent of the shareholders effective March 2, 1996, the shareholders approved an amendment to the Academy's Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of Preferred Stock in one or more series, with such rights, preferences, privileges, and restrictions as may be determined by the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is included in the Nasdaq National Market under the symbol "COOK." The Common Stock began trading on July 6, 1993, following the Academy's Initial Public Offering. The following table sets forth the high and low closing sale price quotations on Nasdaq for the Common Stock for the periods indicated:

                                                   Sale Price
                                             ----------------------
                                                  High     Low
                                                 ------   -----
Fiscal Year Ended June 30, 1995
-------------------------------
     Quarter ended September 30, 1994            $7.000   $5.125
     Quarter ended December 31, 1994             $7.625   $5.875
     Quarter ended March 31, 1995                $8.125   $6.875
     Quarter ended June 30, 1995                 $8.250   $6.750

Fiscal Year Ended June 30, 1996
-------------------------------
     Quarter ended September 30, 1995            $7.625   $4.375
     Quarter ended December 31, 1995             $7.625   $6.500
     Quarter ended March 31, 1996                $7.375   $6.188
     Quarter ended June 30, 1996                 $7.750   $6.500

On September 26, 1996, the closing price for the Common Stock was $8.25 per share.

As of September 30, 1996, there were approximately 80 record holders of the Common Stock, based on information provided by the Academy's transfer agent.

The Academy has never paid cash dividends on it capital stock, however, beginning September 30, 1996, it will be required to pay quarterly dividends on its Series A Preferred Stock at the annual rate of $.4125 per share. At present, the Academy intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future except as are required to be paid on its Series A Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto located on pages F-3 through F-17.

The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the A.O.S. Culinary Arts Degree Program, the 30-week Baking & Pastry Arts Certificate Program, and consumer education classes. Starting in June 1996, the A.O.S. Culinary Arts Degree Program began enrollment on a two week cycle. The program can accommodate up to 29 students per enrollment period. Previously the A.O.S. Degree Program enrolled an average of approximately 80 students per enrollment period with six enrollments per year. The 30-week Baking & Pastry Arts Certificate Program enrolled classes ranging from 15 to 20 students with three classes enrolled at June 30, 1996.

The change in class size and the change in the enrollment cycle for the A.O.S. program from every two months to every two weeks was made to enable student enrollments to be managed more effectively. With an increased number of choices of start dates for students, the Academy is better able to manage individual student start dates to optimize class sizes. Additionally, the academy is able to manage faculty labor costs and other program costs due to more predictable class sizes. Further, the Academy is able to utilize space in its teaching facility more effectively because it is able to free up previously underutilized space for other revenue producing activities such as contract training.

Consumer education consists of avocational and team building programs. The Academy's team building programs offer groups the use of the Academy's professional kitchens under the guidance of a chef instructor. This form of team building is an alternative to other forms of combined business and social interaction such as river rafting and sporting event outings. Restaurant and retail operations include two restaurants and two private dining rooms generally open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the "Cooking at the Academy" television series and the licensing of the Academy's name and cookbook content for use in a CD-ROM based cookbook series. Certain expenses such as food costs and costs of goods sold related to both educational services and retail restaurant operations.

Revenues from the Academy's A.O.S. Culinary Arts Degree Program and the Baking & Pastry Arts Certificate Program rely exclusively on enrollments in those programs. Tuition is initially recorded at the commencement of each eight-month semester (nine-month semesters as of June 1996) or 30-week term, respectively, as deferred revenue that is recognized over the semester as students complete credit hours required for graduation. For the A.O.S. Culinary Arts Degree Program, the average time period from initial contact with prospective students to enrollment is approximately six months. During the enrollment period for February, April and June 1995, the Academy experienced a decrease in the number of students enrolling compared to enrollment periods earlier in the fiscal year and to management's enrollment estimates. The effect of the decreased number of students during those periods contributed to a loss for the fourth quarter of fiscal 1995. Management has spent considerable time, effort and cost to identify the causes of decreased enrollments and has taken specific steps to mitigate and correct the deficiencies. It is management's belief that corrective actions have already proven successful. Management's corrective plan included the retention of the enrollment management consulting firm of Noel-Levitz to advise it as to how to improve the enrollment management process, the restructuring of its Admissions Department, the implementation of the Noel-Levitz "EMAS-Plus" system of enrollment management, and substantial revisions to its reporting and admissions processes. There is no assurance, however, that management's corrective actions will be successful or that enrollments or revenues will increase in the future.

In its prior fiscal year the Academy believed that a prudent strategy for growth included the aggressive pursuit of acquisition candidates that demonstrated specific criteria such as financial health, acceptable cohort financial aid repayment default rates and high student placement rates and expansion beyond the existing San Francisco campus to other locations to offer a full complement of professional programs and consumer education classes. Certain actions were taken during the current fiscal year in furtherance of this growth strategy.
The Academy concluded during the fourth quarter of the current fiscal year that, based upon a variety of factors, such strategies required significant revision in order to be successful. In May, 1996 the Academy changed its senior management. The Academy promoted its Chief Operating Officer, Keith Keogh, who is a Certified Executive Chef and currently the coach of the U.S. Culinary Team, to the position of President. The change of leadership is anticipated to facilitate the return to core competencies of the Academy, namely, providing training and education to the food industry.

The Academy believes that manageable growth is achievable through the addition of remote training facilities such as its culinary arts training center at Salinas, California and by the addition of programs to be offered to the food industry such as contract training and research and development in the areas of menu development and restaurant design. In order to facilitate this revised strategy, the Academy has formed the CCA Development Company whose mission is to provide knowledge based resources to the food industry which complement the education which the Academy's degree programs offer. CCA Development Company is led by Lea Bergen, a former chef with 20 years experience in the culinary arts.

While management believes that this revised strategy will enable it to significantly increase revenues by providing additional educational, training and consultative resources to the food industry there can be no assurance that management will be able to successfully implement such a strategy.

In May 1996, the Board of Directors voted to terminate the employment contract of the president of the Academy. Pursuant to the employment contract, the president was entitled to severance equal to one year's salary, approximately $220,000, upon termination. The severance is due over a period of one year from termination.

In July 1995, the Academy executed a non-binding letter of intent to purchase all of the outstanding stock of the New York Restaurant School, Inc. ("NYRS"), which letter of intent expired March 15, 1996. Although the Academy and NYRS continued to negotiate in good faith after expiration of the letter of intent, the Academy halted the acquisition and expensed during the current fiscal year approximately $109,000 in realted costs.

In December 1994, the Academy entered into a letter of intent with Broadway Stores, Inc. ("Broadway") to sublease space from Broadway to provide culinary education classes in Costa Mesa, California and a second location. In March 1995, the Academy entered into a sublease agreement related to the Costa Mesa location. In July 1995, Federated Department Stores, the parent company of Macy's, Bloomingdale's and other retail operations, announced it had entered into an agreement to acquire

Broadway. In November 1995, the Academy entered into an agreement with Broadway whereby the Academy was paid $135,000 as reimbursement for expenses incurred and was released from all of its obligations under the letter of intent and sublease agreement. Approximately $30,000 of costs in excess of the $135,000 reimbursement incurred by the Academy in connection with the letter of intent and sublease agreement were expensed during the current fiscal year.

Except for historical information contained herein this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this Report involve numerous risks and uncertainties, including those discussed in this Report, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Academy incurred a net loss of $999,000 for the 1996 fiscal year, or $(0.32) per share, compared to net income of $151,000, or $0.05 per share for the prior year.

Total revenues decreased 1.6% for the 1996 fiscal year to $14,882,000 from $15,129,000 for the prior year. Revenues from culinary arts education, which typically account for approximately 80% of total revenues, were down 3.6% from the prior year primarily due to lower enrollment and total student population during the year. Revenues from restaurant and retail sales, media and other increased $206,000, or 8.1%, for the year over the prior year.

Total culinary arts education revenues for the fiscal year ended June 30, 1996, were $12,151,000 compared to $12,604,000 for the fiscal year ended June 30, 1995. The decrease of $453,000, or 3.6%, is primarily related to lower enrollment and student population in the A.O.S. Culinary Arts Degree Program and Baking & Pastry Certificate Program during the year. This decrease was partially offset by tuition increases in these programs.

For the A.O.S. Culinary Arts Degree Program, the average time from initial contact with prospective students to enrollment is approximately six months. During the enrollment periods for February, April and June 1995, the Academy experienced a decrease in the number of students enrolling compared to enrollments in the prior fiscal year and compared to management's enrollment estimates. The effect of the decreased number of students during those periods resulted in a loss for the fourth quarter of fiscal 1995. Management has isolated what it believes to be the causes of decreased enrollments, has taken specific steps to mitigate and correct the deficiencies, and enrollments during the later part of fiscal 1996 have risen. It is management's belief that its changes to the enrollment management process will continue to be successful. Due to the changes to smaller class sizes with more frequent starts, total student count will continue to decrease as larger classes graduate and smaller classes start. This effect is expected to reverse in the second quarter of
fiscal 1997.   Management's corrective plan included the retention of the enrollment management consulting firm of Noel-Levitz to advise it as to how to improve the enrollment management process, to restructure its Admissions Department, to implement the Noel-Levitz "EMAS-Plus" system of enrollment management, in addition to substantial revisions in the reporting and admissions processes. There is no assurance, however, that management's corrective actions will be successful or that enrollments or revenues will increase in the future.

Starting in June 1996, A.O.S. classes are scheduled to start every two weeks, allowing for more time slots, greater scheduling convenience, better control over the enrollment management process, and better management of labor and facility costs. Also starting in June 1996, the A.O.S. Culinary Arts Degree Program was expanded to 18 months to provide a longer externship thus giving the student more practical work experience prior to graduation. Additionally, this new enrollment schedule will allow the Academy to deliver the curriculum in sequential order. Such a schedule ensures more effective competency testing and advancement through the entire program. If the Academy should need to postpone an enrollment of students for two weeks in order to optimize class size, idle kitchens may be used for other revenue producing programs such as contract training with large groups, teambuilding classes for avocational students, and part-time offerings. While other programs are being planned, there is no assurance that the Academy will be successful in marketing or selling these new programs.

The Academy estimates that because of the planned reduction in class start size, revenues for the first two quarters of fiscal 1997 will be lower than for the same periods in the preceding year. In light of this change and in response to the financial results of the fiscal year ended June 30, 1996, the Academy has undertaken significant cost reduction programs, the most significant component of which is to reduce its labor costs. In the months of May, June, and July 1996, the Academy made staff reductions of approximately 13 people primarily in the admissions and operations departments.

Restaurant, retail, media, and other sales were $2,731,000, or 18.4% of total revenues, during the fiscal year ended June 30, 1996, compared to sales of $2,525,000, or 16.7% of total revenues for the fiscal year ended June 30, 1995. The increase in revenues is primarily related to $150,000 in royalties earned from the use of the Academy's trademark, logo and certain content in computer CD-ROM software products.

Operating expenses were $8,914,000 or 59.9% of revenues for the fiscal year ended June 30, 1996, compared to operating expenses of $8,642,000, or 57.1% of revenues, for fiscal year ended June 30, 1995. The increase was attributable to the addition of personnel to pursue new business opportunities that were a part of the business plan of expansion by acquisition and expansion into retail, media and other non-core businesses along with the cost of marketing efforts to attract more students and other forms of business. In addition certain costs of restructuring the executive office and admissions of approximately $250,000 are also included in operating expenses. An increase in occupancy costs, including depreciation, was also incurred due to the completion of expansion and refurbishment of the Academy's existing facility, retail shop and computer systems.

During the fiscal year ended June 30, 1996, the Academy expensed approximately $359,000 in costs related to certain non-recurring items including the costs associated with the termination of employment of its former president and the costs associated with its efforts in connection with the failed acquisition of the New York Restaurant School and the establishment of a remote training facility at various Broadway department stores (see discussion above).

Food costs were $1,692,000, or 11.4% of revenues for the year for the fiscal year ended June 30, 1996, compared to food costs of $1,629,000, or 10.8% of revenues, for the fiscal year ended June 30, 1995.

Selling, general and administrative costs were $4,835,000, or 32.5% of revenues, for the fiscal year ended June 30, 1996, compared to selling, general and administrative costs of $4,566,000, or 30.2% of revenues, for the fiscal year ended June 30, 1995.

For the fiscal year ended June 30, 1996, interest expense, net of interest income, was $81,000, or 0.5% of revenues, compared to interest income, net of interest expense, of $25,000, or 0.2% of revenues, for the fiscal year ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At June 30, 1996, the Academy's principal sources of liquidity included cash and cash equivalents of $3,283,000, $646,000 in certificates of deposit that are classified as long term investments, and net accounts receivable of $2,786,000. The Academy has long-term obligations of $2,556,000 and working capital of $935,000 at June 30, 1996. Included in the long-term obligations is $1,400,000 for Convertible Notes that converted into Series A Preferred Stock during August 1996.

As of June 30, 1996, the Academy had available a revolving line of credit provideing for borrowings up to $500,000 with interest at the prime rate of the bank, the proceeds of which are to be used to finance working capital requirements. The line of credit is collateralized by the Academy's equipment. Any outstanding principal balance under the line of credit shall be due and payable on February 1, 1997. As of June 30, 1996, the Academy had no outstanding borrowings under the line of credit. During September 1996, the Academy requested that the bank terminate the line of credit.

Additionally, the Academy is indebted for term loan that provides for borrowings up to $750,000 with interest at 1% above the prime rate of the bank, the proceeds of which are to be used to finance the purchase of new equipment. The outstanding principal balance of the first term loan is to be repaid in 36 monthly installments of approximately $21,000. This term loan are collateralized by all of the Academy's equipment and a certificate of deposit, the balance of which shall not at any time be less than 50% of the principal balance outstanding under the term note. In July 1994, the Academy borrowed $750,000 under the term loan to finance equipment used in its expansion and renovation. As of June 30, 1996, the Academy had approximately $292,000 outstanding under this term loan and maintained a certificate of deposit for $355,000 in accordance with this provision. The loan was classified as a current liability and was repaid on October 9, 1996.

In June 1996, the Academy obtained a second term loan from another bank in the amount of $500,000, the proceeds of which were used for working capital requirements. Any outstanding principal balance under the second term loan shall be due and payable on July 15, 1997. The second term loan provides for interest to be paid monthly at 1% above the bank's index rate for 90-day business certificate of deposits. The second term loan is collateralized by certificate of deposit at the same bank in the amount of $500,000. As of June 30, 1996, the Academy had approximately $500,000 outstanding under the second term loan and maintained a certificate of deposit of $500,000 in accordance with this provision.

ITEM 7.  FINANCIAL STATEMENTS

The Balance Sheet of the Academy at June 30, 1996, and the related Statements of Operations, Shareholders' Equity and Cash Flows for the years ended June 30, 1996, and 1995, and notes to the financial statements are located on pages F-3 through F-17.

                                                                Form
                                                               10-KSB
                                                                Page
                                                               ------
     Report of Independent Public Accountants
        Deloitte & Touche, LLP                                   F-1

     Report of Independent Public Accountants
        Arthur Andersen LLP                                      F-2

     Balance Sheet at June 30, 1996                              F-3

     Statements of Operations for the years ended
        June 30, 1996 and 1995                                   F-4

     Statements of Shareholders' Equity for the years
        ended June 30, 1996 and 1995                             F-5

     Statement of Cash Flows for the years ended
        June 30, 1996 and 1995                                   F-6

     Notes to Financial Statements                               F-7

[LETTERHEAD]

Board of Directors and Shareholders
California Culinary Academy, Inc:

We have audited the accompanying balance sheet of the California Culinary Academy, Inc. (the "Academy") as of June 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Academy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Academy at June 30, 1996, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

August 30, 1996 (October 9, 1996
                 as to Note 3)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of the California Culinary Academy, Inc:

We have audited the accompanying statements of operations, shareholders' equity and cash flows of the California Culinary Academy, Inc. (a California corporation) for the year ended June 30, 1995. These financial statements are the responsibility of the Academy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the California Culinary Academy, Inc. for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

                                             /s/ ARTHUR ANDERSEN LLP

Oakland, California,
August 16, 1995

                        CALIFORNIA CULINARY ACADEMY, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS

Current  Assets:
  Cash and cash equivalents                                      $3,283,000
  Accounts receivable, net of allowance of $280,000               2,786,000
  Inventories                                                       208,000
  Prepaid expenses and other assets                                 160,000
  Deferred tax asset                                                145,000
                                                                -----------
             Total Current Assets                                 6,582,000
                                                                -----------
                                                                -----------
Property and equipment, net of depreciation and amortization      4,117,000
Intangible assets, net                                              546,000
Long-term investments - restricted                                  646,000
Other assets                                                        967,000
                                                                -----------
             TOTAL ASSETS                                       $12,858,000
                                                                -----------
                                                                -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $749,000
  Accrued liabilities                                               477,000
  Deferred revenue                                                3,795,000
  Student prepayments                                               258,000
  Current portion of note payable to bank                           292,000
  Current portion of capital lease obligations                       76,000
                                                                -----------
             Total Current Liabilities                            5,647,000
                                                                -----------
                                                                -----------

Note payable to bank                                                500,000
Capital lease obligations                                           215,000
Other non-current liabilities                                       441,000

Subordinated convertible notes payable                            1,400,000

Shareholders' Equity:
  Common stock, no par value, 20,000,000 shares authorized,
          3,186,000 issued and outstanding                        8,741,000
  Retained deficit                                               (4,086,000)
                                                                -----------
                                                                -----------
             Total Shareholders' Equity                           4,655,000
                                                                -----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $12,858,000
                                                                -----------
                                                                -----------

                        CALIFORNIA CULINARY ACADEMY, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995




                                                       Year Ended June 30
                                                  ----------------------------
                                                     1996             1995
                                                  -----------      -----------
Revenues:
  Culinary arts education                         $12,151,000      $12,604,000
  Restaurants, retail, media and other              2,731,000        2,525,000
                                                  -----------      -----------
       Total revenues                              14,882,000       15,129,000
Costs and expenses:
  Operating expenses                                8,914,000        8,642,000
  Selling, general and administrative               4,835,000        4,566,000
  Food costs                                        1,692,000        1,629,000
  Severance and other                                 359,000
  Interest, net                                        81,000           25,000
                                                  -----------      -----------
       Total costs and expenses                    15,881,000       14,862,000
  Income (loss) before income tax provision          (999,000)         267,000
Income tax provision                                                   116,000
                                                  -----------      -----------
  Net income (loss)                                 $(999,000)        $151,000
                                                  -----------      -----------
                                                  -----------      -----------
Primary earnings (loss) per share                      $(0.32)           $0.05
                                                  -----------      -----------
                                                  -----------      -----------
Weighted average common shares and equivalents      3,114,732        3,278,829
                                                  -----------      -----------
                                                  -----------      -----------

                        CALIFORNIA CULINARY ACADEMY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                         Common Stock
                                                   ------------------------
                                                                                 Retained
                                                     Shares        Amount         Deficit         Total
                                                  ----------    -----------    ------------    -----------
Balance at June 30, 1994                           3,012,858     $8,006,000    ($3,238,000)     $4,768,000
  Exercise of Stock Options                           82,742        275,000                        275,000
  Net income for the year                                                          151,000         151,000
                                                  ----------    -----------    -----------     -----------
Balance at June 30, 1995                           3,095,600      8,281,000     (3,087,000)      5,194,000
  Exercise of Stock Options                           87,453        447,000                        447,000
  Stock issued in exchange for services                3,000         13,000                         13,000
  Net loss for the year                                                           (999,000)       (999,000)
                                                  ----------    -----------    -----------     -----------
Balance at June 30, 1996                           3,186,000     $8,741,000    ($4,086,000)     $4,655,000
                                                  ----------    -----------    -----------      ----------
                                                  ----------    -----------    -----------      ----------

                        CALIFORNIA CULINARY ACADEMY, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30, 1996 AND 1995

                                                           Year Ended June 30
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Cash Flows From Operating Activities:
  Net income (loss)                                     $(999,000)     $151,000
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                      991,000       874,000
       Provision for losses on accounts receivable        275,000        39,000
       Expense not requiring cash                          13,000
       Deferred tax asset                                                75,000
       Loss on disposal of property                                      13,000
  Changes in assets and liabilities:
       Accounts receivable                                522,000       801,000
       Inventories                                         50,000       (74,000)
       Prepaid expenses and other assets                 (244,000)      (31,000)
       Deferred revenues                                 (563,000)     (597,000)
       Accounts payable                                   (52,000)     (783,000)
       Accrued and other liabilities                       44,000      (206,000)
       Other long-term obligations                        (19,000)       22,000
                                                       ----------     ---------
         Net Cash Provided By Operating Activities         18,000       284,000
                                                       ----------     ---------

Cash Flows From Investing Activities:
  Increase in long-term investments                     (646,000)
  Acquisition of property and equipment                 (464,000)     (800,000)
                                                      ----------    ----------
         Net Cash Used In Investing Activities        (1,110,000)     (800,000)
                                                      ----------    ----------

Cash Flows From Financing Activities:
  Borrowings under term loan agreement                   500,000       750,000
  Borrowings under Convertible Note                    1,400,000
  Principal payments on term loan agreement             (250,000)     (208,000)
  Principal payments on capital lease obligations        (81,000)      (43,000)
  Proceeds from exercise of stock options                447,000       275,000
                                                      ----------    ----------
         Net Cash Provided By Financing Activities     2,016,000       774,000
                                                      ----------    ----------

Net Increase In Cash and Cash Equivalents                924,000       258,000

Cash and cash equivalents, beginning of period         2,359,000     2,101,000
                                                      ----------    ----------

Cash and cash equivalents, end of period              $3,283,000    $2,359,000
                                                      ----------    ----------
                                                      ----------    ----------

                           CALIFORNIA CULINARY ACADEMY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE 1 -- THE COMPANY

The California Culinary Academy, Inc. (the "Academy") was founded in 1977 and operates a professional school for chef training that stresses the fundamental techniques of modern classical cooking and baking. The operations of the Academy include an A.O.S. Degree Program in Culinary Arts, a Certificate Program in Baking and Pastry Arts, weekend and short-course professional and vocational cooking classes, two public restaurants, two private dining rooms and a small retail shop located in San Francisco. The Academy is accredited by the Accrediting Commission of Career Schools and Colleges of Technology of the Career College Association (formerly known as the Accrediting Commission for Trade and Technical Schools of the Career College Association) and the American Culinary Federation Educational Institute's Accrediting Commission.

Enrollment revenues from the Academy's A.O.S. Degree Program and the Baking and Pastry Arts Certificate Program rely exclusively on enrollments in those programs. For the A.O.S. Degree Program, the average time period from initial contact with prospective students to enrollment is approximately six months. During the enrollment period for February, April and June 1995, the Academy experienced a decrease in the number of students enrolling compared to enrollments periods earlier in the fiscal year 1995 and to management's enrollment estimates.

Starting in June 1996, A.O.S. classes are scheduled to start every two weeks, allowing for more time slots, scheduling convenience and control over enrollment. Management has isolated what it believes to be the causes of decreased enrollments and has taken specific steps to mitigate and correct the deficiencies. It is management's belief that corrective actions will be successful for future enrollments. Given the length of time required to enroll prospective students, management believes the effect of corrective actions on results of operations will not be effective until at least the second quarter of fiscal 1997. There is no assurance, however, that management's corrective actions will be successful or that enrollments or revenues will increase in the future.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
Tuition is initially recorded at the commencement of each eight-month or nine-month semester, and 30-week or 14-week term, respectively, as deferred revenue and is recognized as revenue over the length of program as students complete course work required for graduation. Revenue on restaurant, retail and media sales is recognized at the time services are performed or goods are sold.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Academy considers all highly liquid investments with an original maturities of three months or less to be cash equivalents.

LONG-TERM INVESTMENTS
Long-term investments represent certificates of deposit, which have been pledged as collateral for long-term bank debt (see Note 3). These certificates of deposit have original maturities of three months.

INVENTORIES
Inventories are stated at the lower of cost or market and consist primarily of food and beverage. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range
from three to ten years.   Leasehold improvements are amortized using the
straight-line method over the remaining term of the lease or the useful life of the improvements, whichever is shorter.

Property and equipment at June 30, 1996 consists of the following:

      Kitchen equipment                                $1,663,000
      Furniture, fixtures and equipment                 2,543,000
      Construction-in-process                              30,000
      Leasehold improvements                            3,777,000
                                                      -----------
                                                        8,013,000

      Less accumulated depreciation and
      amortization                                     (3,896,000)
                                                      -----------
                                                      $4,117,000
                                                      -----------
                                                      -----------

INTANGIBLE ASSETS
Intangible assets are stated at cost and consist primarily of the excess of the purchase price over the net tangible assets acquired in the original purchase of
the Academy.   Intangible assets at June 30, 1996 consist of the following:


      Favorable lease                                   1,476,000
      Goodwill                                            249,000
                                                      -----------
                                                        1,725,000
      Less accumulated amortization                    (1,179,000)
                                                      -----------
                                                         $546,000
                                                      -----------
                                                      -----------

Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives used in computing amortization are: favorable lease - 15 years; and goodwill - 20 years.

PRIMARY EARNINGS (LOSS) PER SHARE
Net income (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods, including the dilutive effects of stock options and warrants using the treasury stock method.

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Academy to concentrations of credit risk consist of cash, short-term cash investments, such as money market investments, and accounts receivable. The Academy invests substantially all of its excess cash funds in money market funds through high-quality financial institutions and grants credit to its students. The Academy believes that the investment risks associated with money market funds are minimal due to the high quality of the financial institutions through which the investments are made. The Academy believes the credit risk associated with its student accounts receivable is minimal as the majority of students receive some type of financial aid paid directly to the Academy. To reduce credit risk, the Academy performs ongoing evaluations of its students' financial condition and assists qualified students in obtaining student financial aid.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The Academy paid approximately $66,000 and $69,000 in interest for the years ended June 30, 1996 and 1995, respectively.

The Academy paid no income taxes for the year ended June 30, 1996 and approximately $7,000 in income taxes for the years ended June 30, 1995.

The Academy entered into capital lease obligations for approximately $188,000 and $130,000 for the years ended June 30, 1996 and 1995, respectively.

NEW ACCOUNTING STANDARDS
SFAS No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair market value of accounting for stock options and other equity instruments. Under the fair market value method, compensation cost is measured at the grant date based on the fair market value of the award and is recognized over the service period, which is usually the vesting period. The new standard encourages, but does not require, adoption of the fair market value method of accounting for employee stock-based transactions. SFAS No.123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but requires disclosure of pro forma net income and earnings per share as if a company had applied the new method of accounting.

In fiscal 1997, the Academy will adopt the requirements of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No 121 requires that an entity review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carry-ing amount of an asset may not be recoverable. Management is evaluating the impact to the financial statements upon adoption.

RECLASSFICATIONS
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3 -- BANK DEBT

As of June 30, 1996, the Academy had available a revolving line of credit and term loan with a bank. The line of credit provides for borrowings up to $500,000 with interest at the prime rate of the bank, the proceeds of which are to be used to finance working capital requirements. The term loan provides for borrowings up to $750,000 with interest at 1% above the prime rate of the bank, the proceeds of which are to be used to finance the purchase of new equipment. The revolving line of credit and term loan are collateralized by all of the Academy's equipment and the term loan is further collateralized by a certificate of deposit, the balance of which shall not at any time be less than 50% of the principal balance outstanding under the term note. As of June 30, 1996, the Academy maintained a certificate of deposit of $355,000 with the bank, of which $146,000 was collateral for the term loan. As of June 30, 1996 there were no amounts outstanding on the line of credit; and in September 1996, the Academy canceled the line of credit.

The financing agreement contains various affirmative covenants including certain covenants and ratios which the Academy must maintain. As of June 30, 1996, the Academy was in violation of certain covenants. The loan was classified as current and was repaid on October 9, 1996.

In June 1996, the Academy obtained a term loan from a bank in the amount of $500,000, the proceeds of which were used for working capital requirements. The term loan provides for interest paid monthly at 1% above the bank's index rate for 90-day business certificate of deposits. The line of credit is collateralized by certificate of deposit at the same bank in the amount of $500,000.

Future bank debt payments at June 30, 1996 are as follows:

      Years Ending June 30:                               Amount
      ---------------------                             ---------
           1997                                          $292,000
           1998                                           500,000
                                                        ---------
      Total debt payments                                $792,000
                                                        ---------
                                                        ---------

NOTE 4 - CAPITAL LEASE OBLIGATIONS

The Academy leases computer and other equipment under various capital lease
agreements.   Certain lease agreements include purchase options and renewal provisions at the option of the Academy.

Future minimum lease payments at June 30, 1996 are as follows:

 Years Ending June 30:                                    Amount
 ---------------------                                  ---------
      1997                                               $100,000
      1998                                                 86,000
      1999                                                 78,000
      2000                                                 56,000
 2001 and thereafter                                       33,000
                                                        ---------
 Total minimum lease payments                             353,000
 Less amount representing interest                        (62,000)
                                                        ---------
 Present value of minimum lease payments                  291,000
 Less current portion of capital lease obligations        (76,000)
                                                        ---------
      Long term portion of capital lease obligations     $215,000
                                                        ---------
                                                        ---------
NOTE 5 - RELATED-PARTY TRANSACTIONS

In July 1992 and from time to time prior to August 1, 1991, the Chairman of the Board and two other members of the Board of Directors, all principal shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 82 shares of the Academy's then-existing Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 97,990 shares of common stock at an exercise price of $4.18 per share. In August 1996, all warrants were exercised to purchase 97,990 shares of common stock.

In April 1993, the Academy issued warrants to a shareholder who is related to the Chairman of the Board of Directors to purchase 10 shares of its then-existing Series A preferred stock at $8,000 per share. These warrants were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 11,950 shares of common stock at an exercise price of $6.69. In August 1996, all warrants were exercised to purchase 97,990 shares of common stock.

In July 1994, the Academy entered into a six-month consulting agreement with a principal shareholder and Chairman of the Board of Directors, to provide consulting services relating to the Academy's business expansion and acquisition strategies. The Academy paid $36,000 in consulting fees for the year ended June 30, 1995. In January 1995, the Academy entered into a month-to-month consulting agreement whereby the shareholder provides investor relations and other strategic services. The agreement provides for fees not to exceed $6,000 per month. The Academy paid $36,000 and $72,000 in consulting fees for the years ended June 30, 1995 and 1996, respectively.

In January 1996, the Academy entered into an agreement with a company to serve as the selling agents for the placement of up to $5,000,000 in Convertible Subordinated Notes ("Notes") (see Note 8). The Chairman and President of the selling agent company is a member of on the Academy's Board of Directors. The agent is entitled to receive a commission of 7% of the gross proceeds sold, a non-accountable expense allowance of 3%, and warrants to purchase Common Stock equal to 10% of the number of shares issued upon conversion of the Notes to Series A Preferred Stock (see Note 8- Sale of Convertible Subordinated Notes) for $6.625 per share. In April 1996, the Academy issued $1,400,000 of Notes and the selling agent received $189,000 in commissions and fees.

During the year ended June 30, 1996, the Academy paid legal fees related to the issuance of the Notes and other matters. For the year ended June 30, 1996, a member of the Board of Directors and legal counsel to the Academy was paid $152,000 for legal services and other reimbursements.

In July 1996, the Academy entered into a five-year lease for an approximately 3,780 square foot facility in Salinas, California. The lessor is a partnership controlled by the principal shareholder and Chairman of the Board of Directors and another principal shareholder and member of the Board of Directors. The new facility will be an extension campus and is expected to open in October 1996. The monthly rent for the facility will be the greater of $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement. The lease agreement includes a termination clause subject to revenue performance at the extension campus during the first twelve months of operations and a termination fee should the Academy invoke the termination clause.


NOTE 6- SHAREHOLDERS' EQUITY

STOCK OPTION PLAN
During 1990, prior to adoption of the 1992 Stock Option Plan, the Board of Directors granted options to the former President and CEO of the Academy which entitled the President to purchase 35,850 shares of Common Stock at an exercise price of $2.26 per share, the fair value of the common stock at the date of grant, as determined by the Board of Directors. Such options were exercised in full in July 1994.

The Academy established the 1992 Stock Option Plan (the "Plan") during the year ended August 31, 1993 and allocated a total of 383,595 shares to be granted under the Plan. Under the Plan, incentive stock options can be granted at prices not less than 100 percent of the fair market value of the stock at the date of grant, and non-qualified options can be granted at not less than 85 percent of the fair market value of the stock at the date of grant. Options are exercisable from one to five years from the date of grant.

During the year ended June 30, 1995, the Academy increased the stock options available for future grant by 450,000 and granted 228,238 non-qualified and 164,012 incentive stock options with exercise prices equal to fair value of the stock on the dates of grants which ranged from $5.125 to $8.00.

During the year ended June 30, 1996, the Academy increased the stock options available for future grant by 100,000 and granted 10,600 non-qualified and 15,000 incentive stock options with exercise prices equal to fair value of the stock on the dates of grants which ranged from $4.25 to $6.50.

Option activity under the 1992 Plan is as follows:


                                Shares      Options     Option
                                Available   Outstanding Price
                                ---------   ----------- ------
Balance as of June 30, 1994             0     359,695        $4.18

Shares authorized                 450,000           0
Options granted                  (392,250)    392,250   $5.125 to $8.00
Options exercised                       0     (46,892)       $4.18
Options canceled                  114,393    (114,393)  $4.18 to $6.25
                                  -------    ---------
Balance as of June 30, 1995       172,143     590,660   $4.18 to $8.00
Shares authorized                 100,000           0
Options granted                   (25,600)     25,600   $4.25 to $6.50
Options exercised                       0     (87,453)  $4.18 to $6.25
Options canceled                  156,004    (156,004)  $4.18 to $8.00
                                ---------   ---------
Balance as of June 30, 1996       402,547     372,803   $4.18 to $6.50
                                ---------   ---------
                                ---------   ---------
Exercisable options                           345,857   $4.18 to $6.50
                                            ---------
                                            ---------

Of the options outstanding at June 30, 1996 and 1995, 248,553 and 436,678, respectively, were non-qualified stock options.


NOTE 7 - INCOME TAXES

As of June 30, 1996 the Academy has federal and California net operating loss carryforwards, for tax return purposes, of approximately $1,906,000 and $1,092,000, respectively, which are available to offset future taxable income, if any.

The provision (benefit) for income taxes for the year ended June 30, 1996 and the year ended June 30, 1995 consists of the following:


                                                      Year Ended June 30
                                                      ------------------
                                                     1996           1995
                                                  -----------    -----------
          Current                                          $0             $0
          Deferred                                          0        116,000
                                                  -----------    -----------

                                                           $0       $116,000
                                                  -----------    -----------
                                                  -----------    -----------

A reconciliation of the provision for income taxes by applying the Federal statutory rate to the pre-tax income (loss) is as follows:


                                                       Year Ended June 30
                                                       ------------------
                                                      1996           1995
                                                  -----------    -----------
          Federal statutory rate                       34.0%           34.0%
          State tax, net of federal
               income tax deferral                      0.0%            6.1%
          Other items                                   0.0%            5.0%
          Valuation allowance                         (34.0%)           5.0%
                                                  -----------    -----------
          Income tax provision                          0.0%           45.1%


Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The components of the net deferred tax asset include the following deferred tax assets and liabilities:

                                                      Year Ended June 30
                                                  --------------------------
                                                     1996           1995
                                                  ----------     -----------
          Deferred Tax Assets (Liabilities)
               Accrued Vacation                      $33,000         $30,000
               Allowance for doubtful accounts       112,000         137,000
               Net operating loss carryforward       715,000         121,000
               Depreciation                         (195,000)
               Amortization                         (219,000)
               Other                                                 (42,000)
               Valuation allowance                  (200,000)
                                                  -----------    ------------

          Net deferred tax asset/(liability)        $246,000        $246,000
                                                  ----------     -----------
                                                  ----------     -----------


A valuation allowance has been provided for the current year net operating loss and deferred assets since it is more likely than not that the future tax benefits of these items will not realized. The factors affecting the realizability of the deferred asset balance at 6/30/95 have not changed significantly.

NOTE 8- SALE OF CONVERTIBLE SUBORDINATED NOTES

The Board of Directors authorized management to issue up to $5,000,000 in Convertible Subordinated Notes ("Notes"), which will convert into (i) Common Stock, at the option of the note holder, or (ii) Preferred Stock, mandatorily, on the date the Academy becomes legally authorized to issue a new series of Preferred Stock (the "Series A Convertible Preferred Stock" or "Series A Preferred Stock"). The Notes also provide for an initial conversion price of $5.50 per share. The Notes provide for interest at an annual rate of 7.5%, payable quarterly, and are due and payable ten years after the date of initial issuance. The holders of the Notes have no voting rights in such capacity, but upon conversion will be entitled to voting rights attributable to the respective stock. The Notes are senior to Common Stock and Preferred Stock, but are subordinated to bank indebtedness.

The non-redeemable Series A Preferred Stock into which the Notes are convertible provide for quarterly dividends at an annual rate of 7.5% per share from the date of first issuance, when and if declared by the Board of Directors, with a liquidation preference of $5.50 per share, plus accrued dividends. Although the Series A Preferred Stock is nonvoting, in the event the Academy fails to pay a quarterly dividend, the holder of the Series A Preferred Stock will be entitled to elect one-third of the Academy's Board of Directors at the next meeting held for the election of directors. Each share of Series A Preferred Stock is convertible at the option of the holder into the Academy's Common Stock at the conversion price of $5.50 per share. After six months from the date on which the Series A Preferred Stock is legally created, each share of Series A Preferred Stock will convert automatically if the closing price of the Common Stock equals or exceeds $8.00 for 20 consecutive days. Certain provisions for price protection are set forth in the terms of the Series A Preferred Stock, but in no event will the conversion price be less than $3.50.

In April 1996, the Academy closed on the purchase and sale of the Notes, received gross proceeds of $1,400,000, and incurred debt issuance costs of $394,000, which are included in other assets on the accompanying balance sheet.

The terms of the Notes also provide for certain registration rights. Certain penalties are payable to the investors in an amount equal to one percent of the principal per month in the event that a registration statement covering the resale of the Common Stock issuable upon conversion is not effective within 90 days of (i) the date on which the Academy becomes legally authorized to issue the Series A Preferred Stock and the Notes automatically convert into Preferred Stock, or (ii) the date on which 100% of the Notes have been converted to Common Stock.

On August 23, 1996, the Academy became legally authorized to issue Series A Preferred Stock. Accordingly, the Notes automatically converted to 254,541 shares of Series A Preferred Stock. The Academy plans to file a registration statement to register for resale the Common Stock issuable upon conversion of the outstanding Series A Preferred Stock and will use its best efforts to effect such registration before November 21, 1996, when certain penalties take effect.


NOTE 9- COMMITMENTS AND CONTINGENCIES

PURCHASE AGREEMENT
In September 1994, the Academy entered into an agreement with a company to purchase $1,650,000 of knives, tools, gadgets and equipment over an unlimited period of time. In exchange, the company underwrote one-third of the production costs of the Academy's new television cooking series "Cooking at the Academy." As of June 30, 1996, the Academy had purchased approximately $254,000 of knives, tools, gadgets and equipment.

FACILITY LEASE
The Academy leases restaurant, school and office facilities under an operating lease. The lease payment is approximately $98,000 per month and requires the Academy to pay its pro rata share of common area maintenance, insurance and tax expenses of approximately $18,000 per month. Certain of the Academy's Directors and shareholders have guaranteed the Academy's performance under the lease. The Academy leases office space in another facility close to its main facility. The lease payment is $2,600 per month.

Future minimum lease payments for all operating leases are approximately as follows:

        Years Ending June 30:                                   Amount
        ---------------------                               ------------
               1997                                           $1,185,000
               1998                                            1,163,000
               1999                                            1,163,000
               2000                                              873,000
                                                            ------------
                                                              $4,384,000
                                                            ------------
                                                            ------------

Rent expense for the years ended June 30, 1996 and 1995, was approximately $1,394,000 and $1,183,000, respectively.

STUDENT FINANCIAL ASSISTANCE PROGRAMS
Approximately 42% percent of the Academy's education program revenues are provided by students participating in student financial assistance programs administered by the DOE and the State of California.

In order for the Academy to participate in Title IV funding programs administered by the DOE, it is required to meet certain minimum financial standards which the Academy believes it meets or exceeds at June 30,1996. The Academy is subject to periodic audit by the Department of Education ("DOE") of its compliance with DOE funding requirements. While management believes they are in compliance as of June 30, 1996, possibility of adverse DOE findings exist. The financial statement effect of potential adverse findings is unknown.

LITIGATION
There are various claims and lawsuits pending by and against the Academy that, in the opinion of management after consultation with legal counsel, will not result in any material adverse effect on the results of operations or financial position of the Academy.


NOTE 10-401(K) RETIREMENT PLAN

Employees become eligible to participate in a defined 401(k) plan after one year of service, assuming that other eligibility requirements are also satisfied. The 401(k) plan allows for employee contributions and discretionary employer matching contributions. Academy contributions to the 401(k) plan for the years ended June 30,1996 and 1995 were approximately $89,000 and $68,000, respectively.


NOTE 11- SEVERANCE AND OTHER

In May 1996, the Board of Directors voted to terminate the employment contract of the president of the Academy. Pursuant to the employment contract, the president was entitled to severance equal to one year's salary, approximately $220,000, upon termination. The severance is due over a period of one year from termination and as of June 30, 1996, the remaining amount of severance pay due under the employment contract was approximately $184,000. In addition to the severance costs, the Academy expensed $139,000 in costs related to halted acquisitions as described below.

In July 1995, the Academy executed a non-binding letter of intent to purchase all of the outstanding stock of the New York Restaurant School, Inc. ("NYRS"), which letter of intent expired March 15, 1996. Although the Academy and NYRS continued to negotiate in good faith after expiration of the letter of intent, the Academy halted the acquisition and expensed approximately $109,000 in costs incurred.

In December 1994, the Academy entered into a letter of intent with Broadway Stores, Inc. ("Broadway") to sublease space from Broadway to provide culinary education classes in Costa Mesa, California and a second location. In March 1995, the Academy entered into a sublease agreement related to the Costa Mesa location. In July 1995, Federated Department Stores announced it had entered into an agreement to acquire Broadway. In November 1995, the Academy entered into an agreement with Broadway whereby the Academy was paid $135,000 as reimbursement for expenses incurred and was released from all of its obligations under the letter of intent and sublease agreement. The Academy expensed approximately $30,000 of costs that it had previously incurred in connection with the Costa Mesa proposed site in excess of the $135,000 reimbursement during the fiscal year ended June 30, 1996.


NOTE 12- SUBSEQUENT EVENT

In July 1996, a prior executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this prior officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes bearing an interest rate of 8.75%.


NOTE 13- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and equivalents, accounts receivable and payable, and restricted long-term investment (cash) are reasonable estimates of their fair values.

Rates currently available to the Academy for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

As of June 30, 1996 the fair value of existing debt is as follows:

                                                     Carrying          Fair
                                                      Amount          Value
                                                  ------------     ------------
          Term Loans                                  $792,000         $792,000
          Subordinated Convertible Notes Payable    $1,400,000       $1,400,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure. The Academy's decision to appoint Deloitte & Touche in place of its former independent Arthur Andersen LLP, has been previously reported on Form 8-K

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE, WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Academy as of September 30, 1996, are as follows:

Name                               Age       Positions

Theodore G. Crocker                50        Chairman of the Board and Chief
                                             Executive Officer
William G. DeMar (2),(3)           48        Director
Robert J. Marani  (1),(2),(3)      41        Director
Grover T. Wickersham               46        Director
W. Bruce C. Bailey (1),(2),(3)     42        Director
Keith H. Keogh                     43        President and Chief Operating
                                             Officer
Robert A. Stoffregen               47        Chief Financial Officer, Director
                                             of Corporate Development

The bylaws of the Academy provide for a board of seven members. The board currently has two vacancies. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Mr. Crocker has served as Chairman of the Board since March 1987. In May 1996, he was appointed Chief Executive Officer. Since 1980, Mr. Crocker has also been primarily employed as the President of Crocker & Associates, a real estate development company located in Watsonville, California. From 1986 to May 1992, Mr. Crocker was the President of Overland Development Corporation, a real estate development company located in Aptos, California ("Overland"), where he was responsible for day-to day management. Mr. Crocker holds an Associate of Arts degree from Cabrillo Junior College.

Mr. DeMar has served as a member of the Board of Directors since March 1987. Since July 1993, Mr. DeMar has been a consultant to the Academy in the areas of facility space planning, construction and lease negotiations for future campus facilities. From May 1990, to September 1992, Mr. DeMar


---------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3) Messrs. Marani and DeMar are first cousins. There are no other family relationships among any of the officers and directors.

provided services to the Academy as a consultant, including, from September 1992, until March 1993, serving as the Director of Operations. From January 1989, to March 1993, Mr. DeMar was the President of Denver, Inc., a dry-cleaning and laundromat business in the San Francisco Bay Area. From June 1988 to December 1992, Mr. DeMar also was a partner in Cris, a partnership located in San Francisco representing Lacsa Airlines for the Western United States. From January 1990, to December 1992, Mr. DeMar owned and operated DDC Business Services, San Francisco, California, a hotel concession providing various business services to corporate hotel clients, as a sole proprietorship. Mr. DeMar holds a Bachelor of Arts degree in Political Science from California State University at Sacramento.

Mr. Marani has been a member of the Board of Directors since March 1987. From that date until March 1993, he also served as the Academy's Treasurer. Mr. Marani was a member of the Academy's Executive Committee from May 1989 until March 1993. Since July 1985, Mr. Marani has been primarily employed as the President of the Robert Marani Company, a real estate and investment company located in Aptos, California. From May 1986 to May 1992, Mr. Marani also served as the Vice President of Overland Development Corporation, a real estate development company located in Aptos, California, where he was responsible for
managing acquisitions and finance.   Mr. Marani holds a Bachelor of Arts degree
in Letters and Sciences from the University of California at Davis.

Mr. Bailey founded the investment banking firm of Bailey & Company, Inc., Toronto, Canada, in December 1988, and has been employed by such firm since that date as Chairman of the Board. Bailey & Company is currently serving as an
investment banker to the Academy.   Mr. Bailey hold a B.A. [Hons.] degree from
Queen's University, Kingston, Canada, an LL.B. from Dalhousie University, Halifax, Canada, an LL.M. from Columbia University, New York, New York, and Call to the Bar, Law Society of Upper Canada, Toronto, Canada.

Mr. Wickersham became the founding member of the law firm, Grover T. Wickersham, P.C., Palo Alto, California, in July 1986. This firm serves as securities law counsel to the Academy. Mr. Wickersham holds a B.A. degree in American Studies from University of California at Berkeley, a JD degree from Hastings College of the Law, and an MBA degree from Harvard Business School.

Mr. Keogh joined the Academy as Executive Vice President and Chief Operating Officer in June 1995 and was promoted to President in May 1996. From 1971 until joining the Academy, Mr. Keogh was employed at Walt Disney World in Florida and held various positions, most recently as Executive Chef, Research and Development-Theme Parks. Mr. Keogh is also the Manager of the Culinary Team USA and President of the World Association of Cooks Societies.

Mr. Stoffregen joined the Academy in June 1996. Prior to his appointment as Chief Financial Officer and Director of Corporate Development, Mr. Stoffregen was a member of the public accounting firm of Jones, Henley & Schunck. From August 1991 to September 1994, Mr. Stoffregen was Chief Financial Officer of Sharper Image Corporation. Prior to 1991, Mr. Stoffregen was a partner in the public accounting firm of Deloitte & Touche. Mr. Stoffregen holds a B.A. degree in accounting from the University of Minnesota - Duluth and a JD from William Mitchell College of Law, Saint Paul, Minnesota.

During the fiscal year ended June 30, 1996, the Board of Directors held four meetings. No member of the Board attended fewer than 75% of the meetings in the last fiscal year.

COMMITTEES OF THE BOARD

The Academy's Board of Directors has established a Compensation Committee and an Audit Committee. Each Committee has at least one outside director. The Compensation Committee establishes salaries, incentives and other forms of compensation for directors, officers and other employees of the Academy. The Audit Committee oversees actions taken by the Academy's independent auditors and reviews the Academy's internal financial controls. The Compensation and Audit Committees each held two meetings during the fiscal year ended June 30, 1996. The Board has delegated certain advisory authority to each committee, but the decision making and management responsibilities of the Academy remain with the full Board.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

As permitted by the General Corporation Law of California (the "Corporations Code"), the Academy's Articles of Incorporation eliminate, to the fullest extent permitted under California law, the personal liability of a director to the Academy for monetary damages in an action brought by or in the right of the Academy for breach of a director's duties to the Academy and its shareholders. Under current California law, liability is not eliminated for (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believed to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders; (vi) contracts or other transactions between corporations and directors having interrelated directors in violation of Section 310 of the Corporations Code; and (vii) distributions, loans or guarantees made in violation of Section 316 of the Corporations Code. In addition, the Academy's Articles of Incorporation and bylaws provide for indemnification, to the fullest extent permitted under the Corporations Code, of directors, officers and agents of the Academy and persons who serve at the request of the Academy as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

The Academy has also entered into indemnification agreements with its directors and executive officers, as permitted under the bylaws. The indemnification agreements provide that the directors and executive officers will be indemnified to the fullest extent permitted by applicable law against all expenses (including attorneys' fees), judgments, fines and amounts reasonably paid or incurred by them for settlement in any threatened, pending or completed action, suit or proceeding, including any derivative action, on account of their services as a director or executive officer of the Academy or of any subsidiary of the Academy or of any other company or enterprise in which they are serving at the request of the Academy. No indemnification will be provided under the indemnification agreements, however, to any director or executive officer in certain limited circumstances, including on account of knowingly fraudulent, deliberately dishonest or willful misconduct. To the extent the provisions of the indemnification agreements exceed the indemnification permitted by applicable law, such provisions may be unenforceable or may be limited to the extent they are found by a court of competent jurisdiction to be contrary to public policy. In addition, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), is against public policy and, therefore, unenforceable. Accordingly, these indemnification provisions may not limit the liability of directors and executive officers under the Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Academy for services rendered during each of the Academy's last three completed fiscal years for the Academy's Chief Executive Officers and all other executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1996 (the "Named Executive Officers").
Summary Compensation Table


     Name and                                                         Long Term             All Other
Principal Position                           Year      Salary    Compensation Awards      Compensation
                                                        ($$)         Options/SARs (#)          ($$)
------------------------------------------------------------------------------------------------------
Alexander M. Hehmeyer,                       1996      204,769                               36,486(2)
  CEO and President (1)                      1995      220,000          180,488               4,526(3)
                                             1994       36,666                               47,000(4)

Theodore Crocker,                            1996       72,000                               15,000(6)
  CEO and Chairman of the Board (5)

Keith H. Keogh,                              1996      153,846                                  564(3)
  President                                  1995       73,846           60,000

Christine Munson,                            1996      107,077                                2,500(7)
  Chief Financial Officer                    1995       52,145                                1,300(7)
                                             1994       40,000



------------------------
(1) Mr. Hehmeyer terminated his employment on May 1, 1996, so 1996 amounts represent 10 months of salary.
(2) Represents $8,986 of employer contributions to the 401(k) Plan and $27,500 in severance payments paid after May 1, 1996.
(3)  Represents payments on life insurance policy.
(4) Represents $32,000 in earnings as a consultant to the Academy through April 30, 1994, and $15,000 in fees paid as a member of the Board of Directors prior to appointment as President and CEO.
(5) Mr. Crocker was appointed Chief Executive Officer on May 1, 1996, so the 1996 salary figure includes only two months as CEO.
(6)  Represents Board of Director fees.
(7)  Represents employer contributions to the 401(k) Plan.

The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and committees thereof. Each of the members of the Board of Directors received $15,000 in board fees for each of the fiscal years ended June 30, 1996 and 1995.

Other than the 401(k) Plan described below, the Academy has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

STOCK OPTIONS

The Academy's 1992 Stock Option Plan permits the granting of incentive stock options ("ISOs"), or non-qualified stock options ("NQSOs") at the discretion of the Board or a committee designated by the Board to administer the Plan (the "Administrator"). Subject to the terms of the Plan, the Administrator determines the terms and conditions of options granted under the Plan, including the exercise price and option term. The Plan provides that the Administrator must establish an exercise price for ISOs that is not less than the fair market value per share at the date of grant. The exercise price of NQSOs may not be less than 85% of the fair market value per share on the date of grant. Each ISO must expire within ten years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the voting stock of the Academy, the Plan provides that the exercise price must be not less than 110% of the fair market value per share at the date of grant and that the term of the option may not exceed five years. No ISO may be granted to an employee who, when aggregated with all other ISOs granted to such employee by the Academy or any parent, subsidiary or affiliate (as defined by the Plan) would result in the vesting of shares having an aggregate fair market value (determined for each share as of the date of grant of the ISO covering such share) in excess of $l00,000 in any calendar year. No such limit applies to the grant of NQSOs.

As of April 1994, the number of shares authorized for issuance under the plan was 450,000 shares. In March 1996, the Board of Directors voted to increase the number of shares reserved for issuance under the plan by 100,000 shares. Such increase was approved by an affirmative vote of the shareholders at the annual shareholders meeting in March 1996.

In the event of a merger in which at the Academy is not the surviving corporation the sale of substantially all of the assets of the Academy, all outstanding options shall, notwithstanding any contrary terms of the grant, accelerate and become exercisable in full prior to the consummation of such merger at such times and on such conditions as the Administrator shall determine, unless the successor corporation assumes the outstanding options or substitutes substantially equivalent options. Shares subject to options granted under the Plan that have lapsed or terminated are returned to the Plan. Unless sooner terminated by the Board of Directors, the Plan terminates in December 2002.

The following table sets forth information regarding exercises of stock options during the fiscal year ended June 30, 1996 by the executive officers named in the Summary Compensation Table:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE



                                                         Number of Unexercised        Value of In-the-Money
                          Shares Acquired     Value      Options/SARs at FY-end       Options/SARs at FY-end
Name                        on Exercise      Realized   Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------
Alexander M. Hehmeyer         40,000         $57,500               53,333/0                  $139,999(1)/$0
                                                                   19,120/0                   $68,258(2)/$0

Theodore G. Crocker                0              $0               97,990/0                  $349,824(3)/$0
                                                                   10,000/0                   $21,875(4)/$0

Keith Keogh                        0              $0               60,000/0                           $0/$0

Christine Munson              23,120         $48,248                5,000/0                           $0/$0



-------------------

(1) Calculated as the difference between the fair market value of the Common Stock at June 30, 1996 of $7.75 and the option exercise price of $5.125 per share.
(2) Calculated as the difference between the fair market value of the Common Stock at June 30, 1996 of $7.75 and the option exercise price of $4.18 per share.
(3) Calculated as the difference between the fair market value of the Common Stock at June 30, 1996 of $7.75 and the option exercise price of $4.18 per share.
(4) Calculated as the difference between the fair market value of the Common Stock at June 30, 1996 of $7.75 and the option exercise price of $5.56 per share.


LONG-TERM INCENTIVE PLANS

The Academy currently has no long-term incentive plans and currently has no plans to adopt any such plans in the foreseeable future. There is no assurance, however, that the Academy will not adopt long-term incentive plans in the future.

401(K) RETIREMENT PLAN

The Academy maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the 401(k) Plan after one year of service, assuming other eligibility requirements are also satisfied. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. The account balance will reflect annual allocations, the period of time an employee participates in the 401(k) Plan and the success of the 401(k) Plan in investing and reinvesting the assets of the trust fund. A participant's vested benefit is distributed upon death, disability or termination of employment, however, terminated employees may elect to keep vested benefits in the plan if such vested benefits are greater than an amount stipulated on the Plan. The Plan is not insured by the Pension Benefit Guaranty Corporation.

The 401(k) Plan includes an arrangement under which employees may elect to have the Academy contribute a portion of their compensation to the 401(k) Plan. The Plan does not allow an employee to made direct contributions to the trust fund. Such contributions are elective deferrals, and the amount may not exceed certain dollar limitations established by the Internal Revenue Service.

ITEM 11. SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 1, 1996, with respect to the beneficial ownership of Common Stock by each shareholder owning 5% or more of the Academy's Common Stock, by each director, the Named Executive Officers, and by all executive officers and directors as a group.

                    SHARES BENEFICIALLY OWNED(1)
DIRECTORS AND 5% STOCKHOLDERS           NUMBER         PERCENT
--------------------------------------------------------------
Theodore Crocker                    1,283,649(2)       35.2%
625 Polk Street
San Francisco, CA 94102

William DeMar                         271,135(3)        7.4%
625 Polk Street
San Francisco, CA 94102

Robert Marani                         202,002(4)        5.5%
625 Polk Street
San Francisco, CA 94102

Grover T. Wickersham                   14,850(5)        0.4%
625 Polk Street
San Francisco, CA 94102

W. Bruce Bailey                        25,454(6)
625 Polk Street
San Francisco, CA 94102

Alexander M. Hehmeyer                       0           0.0%
625 Polk Street
San Francisco, CA 94102

Christine Munson                            0           0.0%
625 Polk Street
San Francisco, CA 94102

All Executive Officers and          1,832,671(7)       50.3%
Directors as a Group (7 persons)


---------------

(1) Beneficial ownership of shares by directors, officers and 5% or more shareholders includes both outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will be exercisable within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Includes 161,526 shares of Common Stock issuable upon exercise of currently exercisable options and warrants.
(3) Includes 40,152 shares of Common Stock issuable upon exercise of currently exercisable options and warrants.
(4) Includes 86,002 shares of Common Stock issuable upon exercise of currently exercisable options and warrants.
(5) Includes 14,850 shares of Common Stock issuable upon exercise of currently exercisable options.
(6) Includes 25,454 shares of Common Stock issuable upon exercise of currently exercisable warrants.
(7) Includes 362,530 shares of Common Stock issuable upon exercise of currently exercisable options and warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1993, Richard V. Crocker, brother of Theodore G. Crocker, Chairman of the Board, loaned the Academy $150,000, evidenced by a promissory note bearing interest at 10% and maturing on the earlier of five business days following the closing of a public or private financing of at least $5,000,000 or May 1994.
Mr. Crocker was also issued 10 warrants to purchase shares of its then existing Series A Preferred Stock, which were exercisable for two years at an exercise price of $8,000 per share. After giving effect to the conversion of the Series A Preferred Stock into Common Stock at the time of the initial public offering and the stock split effected in April 1993, the shares of Series A Preferred Stock would be issued at an equivalent purchase price of $6.69 per share, if the warrants were exercised. The Academy repaid the $150,000 loan out of the net proceeds of the initial public offering in July 1993. Such warrants expired unexercised.

In July 1992, and from time to time prior to August 1, 1991, the Chairman of the Board and two other members of the Board of Directors, all principal shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 82 shares of the Academy's then Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 97,990 shares of common stock at an
exercise price of $4.18 per share.   During 1994, the original expiration date
of the warrants was extended for an additional two years to August 31, 1996. On August 31, 1996, such warrants were exercised.

In March 1987, Messrs. Crocker, Marani and DeMar executed personal guarantees with respect to the Academy's performance under the lease of its existing San Francisco facilities. The current lease obligates the Academy to pay approximately $116,000 per month in rent and additional charges. McKesson Corporation, the prior owner of the Academy, was required to, and did, guarantee performance under the lease, which guarantee was not released upon sale of the Academy by McKesson. However, as part of the purchase and sale of the Academy, McKesson, in turn, required Messrs. Crocker, Marani and DeMar to execute personal guarantees, which guarantees remain in full force and effect. Messrs., Crocker, Marani and DeMar have not executed personal guarantees directly with the landlord.

In July 1994, the Academy entered into a six-month consulting agreement with a principal shareholder and Chairman of the Board of Directors, to provide consulting services relating to the Academy's business expansion and acquisition strategies. In January 1995, the Academy entered into a month-to-month consulting agreement whereby the shareholder provides investor relations and other strategic services. The agreement provides for fees not to exceed $6,000 per month. The Academy paid $72,000 in consulting fees in both the years ended June 30, 1996 and 1995 to this shareholder.

In January 1996, the Academy entered into an agreement with a company to serve as the selling agents for the placement of up to $5,000,000 in Convertible Subordinated Notes ("Notes"). The Chairman and President of the selling agent company is a member of on the Academy's Board of Directors. The agent is entitled to receive a commission of 7% of the gross proceeds sold, a non-accountable expense allowance of 3% and warrants to purchase 10% of the number of shares sold in the offering. In April 1996, the Academy issued $1,400,000 of Notes and the selling agent received $189,000 commissions and fees.

During the year ended June 30, 1996, the Academy paid a member of the Board and Directors and legal counsel to the Academy was paid approximately $116,000 for legal services in connection with the issuance of the Notes.

In July 1996, the Academy entered into a five-year lease for approximately a 3,800 square foot facility in Salinas, California. The lessor is a partnership controlled by a principal shareholder and Chairman of the Board of Directors and another principal shareholder and member of the Board of Directors. The new facility will be an extension campus and is expected to open in October 1996. The monthly rent for the facility will be the greater of approximately $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement which may be partially rebated upon an early termination. The lease agreement includes a termination clause subject to revenue performance at the extension campus during the first twelve months of operations; and a termination fee should the Academy invoke the termination clause.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits in the accompanying Index to Exhibits on page 44 of this report are filed or incorporated by reference as part of this report.

(b) On June 24, 1996, a report on Form 8-K was filed stating that the Academy had decided to change its independent public accountants from Arthur Andersen LLP. An amendment to that report was filed on July 23, 1996, confirming that the appointment of Deloitte & Touche LLP as the Academy's new independent public accountants had become effective as of July 18, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized;

     Dated:  October 11, 1996


                                   California Culinary Academy, Inc.

                                   By:  /s/ Theodore G. Crocker
                                        ------------------------------------
                                        Theodore G. Crocker
                                        Chief Executive Officer and
                                        Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

SIGNATURE                     TITLE                         DATE

/s/ Theodore G. Crocker
-------------------------
Theodore G. Crocker           Chief Executive Officer and   October 11, 1996
                              Chairman of the Board

/s/ Keith H. Keogh
-------------------------
Keith H. Keogh                President                     October 11, 1996

/s/ Robert A. Stoffregen
-------------------------
Robert A. Stoffregen          Chief Financial Officer       October 11, 1996

/s/ Robert J. Marani
-------------------------
Robert J. Marani              Director                      October 11, 1996

/s/ William G. DeMar
-------------------------
William G. DeMar              Director                      October 11, 1996

/s/ Grover T. Wickersham
-------------------------
Grover T. Wickersham          Director                      October 11, 1996

/s/ W. Bruce Bailey
-------------------------
W. Bruce Bailey               Director                      October 11, 1996

                                INDEX TO EXHIBITS

SEQUENTIAL EXHIBIT NUMBER     EXHIBIT

3.1a(1)                       Amended and Restated Articles of Incorporation

3.2(2)                        Bylaws, as currently in effect

3.3(1)                        Specimen of Common Stock Certificate

3.4(1)                        Form of Representative's Warrant

3.5                           1992 Stock Option Plan, form of Incentive Stock

4.1(1)                        Option Agreement, form of Nonqualified Stock

4.2(2)                        Option Agreement

10.1(1) Form of Indemnification Agreement with Directors and Officers of the Registrant and Schedule of Indemnities

10.2(1)                       Lease for Premises at 625 Polk Street, San
                              Francisco, as amended

10.3(1)                       U.S. Department of Education Program Letter of
                              Agreement dated March 1993

10.4(1)                       Form of Enrollment Agreement

10.6(1) Guarantee Participation and Endemnity Agreement dated as of May 30, 1989 among the Registrant, McKesson Corporation and certain shareholders of the Registrant

10.7(1) Amendment to Promissory Notes and Agreement Regarding Consolidation and Restructuring of Scheduled Payments under Promissory Notes, as amended, between Registrant and U.S. Leasing Co., fdba Ford Equipment Leasing Company dated October 1, 1990

10.8(1) "Cooking at the Academy" Home Video and Audio Visual License Agreement between Registrant and KQED, Inc. dated June 23, 1991

10.9(1)                       Letter of Intent between Registrant and KQED dated
                              December 10, 1992

10.10(1)                      Agreement between Registrant and KQED, Inc. dated
                              June 23, 1994

10.10(a)(5)                   401(k) Plan and Trust

10.12(1) Accountant's Preferability Letter relating to a Change in Accounting Principle

10.15(3)                      Financing Agreement with Wells Fargo Bank dated
                              May 1, 1994

10.16(4) Amended Financing Agreement with Wells Fargo Bank dated June 28, 1994

10.16(a)(4)                   Commitment Letter from Wells Fargo Bank dated
                              September 22, 1994

10.16(b)(5)                   Consulting Agreement between Registrant and
                              Alexander H. Hehmeyer dated January 1, 1994

10.17(5) Consulting Agreement between Registrant and Alexander H. Hehmeyer dated January 1, 1994

10.18(5) Consulting Agreement between Registrant and Theodore G. Crocker dated January 1, 1994

10.19(4) Agreement between Registrant and American Empire Building Maintenance Corp. dated June 8, 1994

10.20(5) Agreement between Registrant and Meyer Corporation dated September 10, 1994

10.21(5) Agreement between Registrant and Trident Trading Company, Inc. (Wusthof-Registered Trademark-- Trident) dated August 5, 1994


10.22(4) Executive Employment Agreement between Registrant and Alexander M. Hehmeyer dated May 3, 1994

10.24(6) Sublease Agreement between Registrant and Broadway Stores, Inc. dated March 14, 1995

10.25(7) Lease Agreement between Registrant and Toshiba America Information Systems, Inc. dated November 2, 1995

10.25(8) Amended Financing Agreement between Registrant and Wells Fargo Bank dated February 1, 1996

10.26(8) Agreement between Registrant and Simon & Schuster, Inc. dated February 22, 1996

10.27                         Loan Agreement between Registrant and Mid-
                              Peninsula Bank dated June 14, 1996

11.0                          Statement re:  Computation of Earnings per Share

23.1                          Consent of Arthur Andersen LLP

23.2                          Consent of Deloitte & Touche, LLP

27.0                          Financial Data Schedule
____________

1 Previously filed as an exhibit to the original filing of the registration statement filed May 14, 1993 of Form SB-2
2 Previously filed as an exhibit to the first amendment of the registration statement filed June 7, 1993 on Form SB-2
3 Previously filed as an exhibit to Form 10-KSB/A for the fiscal year ended August 31, 1994
4    Previously filed as an exhibit to Form 10-QSB for the quarter ended May 31,
     1994
5 Previously filed as an exhibit to Form 10-QSB for the fiscal year ended June 30 1994
6 Previously filed as an exhibit to Form 10-QSB for the fiscal year ended June 30 1995
7 Previously filed as an exhibit to Form 10-QSB for the quarter ended December 31, 1995
8 Previously filed as an exhibit to Form 10-QSB for the quarter ended March 31, 1996