Form 10QSB
period 1996-09-30
CALIFORNIA CULINARY ACADEMY INC
filed 1996-11-19
CIK 858915

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[  ] Transition report pursuant to section 13 or 15(d) of the  Securities and
    Exchange Act of 1934 for the transition period from
    to                      .


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


check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X    No          .
              -------    -------

The number of shares outstanding of the registrant's Common Stock as of October 31, 1996, was 3,293,860.


Transitional Small Business Disclosure Format.   Yes           No    X    .
                                                    ---------    ---------

                          CALIFORNIA CULINARY ACADEMY, INC.
                                    BALANCE SHEET
                                  SEPTEMBER 30, 1996

                                  ASSETS                          (Unaudited)
Current  Assets:
  Cash and cash equivalents (including restricted
    cash equivalents of $615,000)                                  $3,383,000
  Accounts receivable, net of allowance of $280,000                 2,993,000
  Inventories                                                         214,000
  Prepaid expenses and other assets                                   259,000
  Deferred tax asset                                                  114,000
                                                                 -------------
      Total Current Assets                                          6,963,000
                                                                 -------------

Property and equipment, net of depreciation and amortization        4,681,000
Intangible assets, net                                                513,000
Other assets                                                          576,000
                                                                 -------------
      TOTAL ASSETS                                                $12,733,000
                                                                 -------------
                                                                 -------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   $626,000
  Accrued liabilities                                                 286,000
  Dividends payable                                                    11,000
  Deferred revenue                                                  3,833,000
  Student prepayments                                                 339,000
  Current portion of note payable                                     814,000
  Current portion of capital lease obligations                         67,000
                                                                 -------------
      Total Current Liabilities                                     5,976,000
                                                                 -------------

Note payable                                                           81,000
Capital lease obligations                                             199,000
Other non-current liabilities                                         428,000

Shareholders' Equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
    254,541 shares issued and outstanding                             988,000
  Common stock, no par value, 20,000,000 shares authorized,
    3,312,719 shares issued and outstanding                         9,112,000
  Retained deficit                                                 (4,051,000)
                                                                 -------------
      Total Shareholders' Equity                                    6,049,000
                                                                 -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $12,733,000
                                                                 -------------
                                                                 -------------

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

                                                      (Unaudited)
                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1996             1995
                                             ---------------    -------------
Revenues:
   Culinary arts education                        $2,995,000     $2,876,000
   Restaurants & catering                            379,000        429,000
   Retail, media and other                           155,000        145,000
                                                 ------------   ------------
      Total revenues                               3,529,000      3,450,000
Cost of sales
   Food & beverage                                   371,000        418,000
   Program supplies                                  176,000        133,000
   Scholarships & grants                              46,000         38,000
   Merchandise & other                               109,000        139,000
                                                 ------------   ------------
                                                     702,000        728,000
                                                 ------------   ------------

Gross Margin                                       2,827,000      2,722,000
Fixed costs
   Occupancy                                         445,000        438,000
   Repairs & maintenance                              95,000        133,000
   Telephone, security & other                        97,000        108,000
   Depreciation & amortization                       266,000        256,000
                                                 ------------   ------------
      Total fixed costs                              903,000        935,000
Operating expenses
   Compensation & benefits                         1,331,000      1,550,000
   Outside services                                  122,000        275,000
   Advertising & promotion                           148,000        157,000
   Legal & other                                     240,000        438,000
                                                 ------------   ------------
                                                   1,841,000      2,420,000

   Interest income (expense)                          (6,000)         7,000
                                                 ------------   ------------

   Income (loss) before provision for
      income taxes                                    77,000       (626,000)

Income tax provision (benefit)                        31,000       (202,000)
                                                 ------------   ------------
   Net income (loss)                                 $46,000      $(424,000)
                                                 ------------   ------------
                                                 ------------   ------------
Primary earnings (loss) per share                      $0.01         $(0.13)
                                                 ------------   ------------
                                                 ------------   ------------
Weighted average common shares and equivalents     3,228,732      3,308,805
                                                 ------------   ------------
                                                 ------------   ------------

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF CASH FLOWS
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

                                                                            (Unaudited)
                                                                   Quarter Ended September 30
                                                                   --------------------------
                                                                      1996           1995
                                                                   ------------  ------------
Cash Flows From Operating Activities:
   Net income (loss)                                                $46,000      $(424,000)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                              266,000        256,000
         Tax provision                                               31,000       (202,000)
         Provision for losses on accounts receivable                                58,000
         Loss on disposal of property                                 1,000
         Deferred rent                                               (1,000)
   Changes in assets and liabilities:
         Accounts receivable                                       (206,000)       280,000
         Inventories                                                 (6,000)       (18,000)
         Prepaid expenses and other assets                         (120,000)         9,000
         Accounts payable                                          (123,000)        15,000
         Accrued and other liabilities                             (179,000)       (17,000)
         Deferred revenues                                           37,000       (455,000)
         Student prepayments                                         81,000
         Other long-term obligations                                                (5,000)
                                                                ------------   ------------
            Net Cash Provided By Operating Activities              (173,000)      (503,000)
                                                                ------------   ------------
Cash Flows From Investing Activities:
   Acquisition of property and equipment                           (798,000)       (16,000)
   Decrease in long-term investments                                646,000
                                                                ------------   ------------
            Net Cash Used In Investing Activities                  (152,000)       (16,000)
                                                                ------------   ------------
Cash Flows From Financing Activities:
   Borrowings under term loan agreements                            157,000
   Principal payments on term loan agreements                       (77,000)       (63,000)
   Principal payments on capital lease obligations                  (25,000)       (16,000)
   Proceeds from exercise of stock options and warrants           1,087,000         33,000
   Repurchase of Common Stock                                      (717,000)
                                                                ------------   ------------
            Net Cash Provided By Financing Activities               425,000        (46,000)
                                                                ------------   ------------

Net Increase In Cash and Cash Equivalents                           100,000       (565,000)

Cash and cash equivalents, beginning of period                    3,283,000      2,359,000
                                                                ------------   ------------
Cash and cash equivalents, end of period                         $3,383,000     $1,794,000
                                                                ------------   ------------
                                                                ------------   ------------



                          CALIFORNIA CULINARY ACADEMY, INC.
                              STATEMENTS OF CASH  FLOWS


Supplemental disclosure of non-cash investing and financing activities:

The Academy paid approximately $81,000 and $19,000 in interest for the three months ended September 30, 1996 and 1995, respectively.

The Academy paid approximately $1,000 and $6,000 in income taxes for the three months ended September 30, 1996 and 1995, respectively.

                          CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles. The balance sheet as of September 30, 1996 and related statements of operations and statements of cash flows for the three months ended September 30, 1996 and 1995 are unaudited, but have been prepared on substantially the same basis as the annual audited financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The unaudited results for the three months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2 - INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards. The principal temporary differences that result in deferred tax assets and liabilities are certain expenses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for income tax purposes in excess of depreciation for financial reporting purposes and unused net operating losses.

As of September 30, 1996 the Academy has federal and California net operating loss carryforwards, for tax return purposes, of approximately $1,906,000 and $1,092,000, respectively, which are available to offset future taxable income, if any.

A valuation allowance has been provided for the prior year net operating loss and deferred assets since it is more likely than not that the future tax benefits of these items will not realized.


NOTE 3 -- NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares outstanding during each of the respective periods, including the dilutive effect of stock options, warrants and any other common stock equivalents using the treasury stock method.

NOTE 4 -- BANK DEBT

As of September 30, 1996, the Academy had a  term loan with a bank.   The term
loan provides for borrowings up to $750,000 with interest at 1% above the prime rate of the bank, the proceeds of which are to be used to finance the purchase of new equipment. The term loan is collateralized by all of the Academy's equipment and a certificate of deposit, the balance of which shall not at any time be less than 50% of the principal balance outstanding under the term note. As of September 30, 1996, the Academy maintained a certificate of deposit of $355,000 with the bank, of which $115,000 was collateral for the term loan.

The financing agreement contains various affirmative covenants including certain covenants and ratios which the Academy must maintain. As of September 30, 1996, the Academy was in violation of certain covenants. As of September 30, 1996, the term loan was classified as current and was repaid during October 1996.

In June 1996, the Academy obtained a term loan from a bank in the amount of $500,000, the proceeds of which were used for working capital requirements. The term loan provides for interest paid monthly at 1% above the bank's index rate for 90-day business certificate of deposits. The line of credit is collateralized by a certificate of deposit at the same bank in the amount of $500,000. As of September 30, 1996, the term loan was classified as current and was repaid during October 1996.


NOTE 5- PREFERRED STOCK

During March 1996 and July 1996, the Board of Directors and shareholders, respectively, authorized the Academy to issue up to 5,000,000 shares of Preferred Stock in one or more series to be determined by the Board of Directors from time to time. An amendment to the Articles of Incorporation authorizing the issuance of Preferred Stock was filed with the California Secretary of State in August 1996. On August 23, 1996, the Academy became legally authorized to issue up to 700,000 shares of Series A Preferred Stock.
On the same date, the entire issue of Convertible Subordinated Notes in the aggregate principal amount of $1,400,000 automatically converted to 254,541 shares of Series A Preferred Stock. The Academy plans to file a registration statement to register for resale the Common Stock underlying the Series A Preferred Stock and will use its best efforts to effect such registration before November 23, 1996, the date after which an agreed upon $14,000 per month penalty provision takes effect.

The non-redeemable Series A Preferred Stock into which the Notes converted provides for quarterly dividends at an annual rate of 7.5% per share from the date of first issuance, when and if declared by the Board of Directors, with a liquidation preference of $5.50 per share, plus accrued dividends. Although the Series A Preferred Stock is nonvoting, in the event the Academy fails to pay a quarterly dividend, the holder of the Series A Preferred Stock will be entitled to elect one-third of the Academy's Board of Directors at the next meeting held for the election of directors. Each share of Series A Preferred Stock is convertible at the option of the holder into the Academy's Common Stock at the conversion price of $5.50 per share. After February 23, 1997, each share of Series A Preferred Stock will convert automatically if the closing price of the Common Stock equals or exceeds $8.00 for 20 consecutive days. Certain provisions for price protection are set forth in the terms of the Series A Preferred Stock, but in no event will the conversion price be less than $3.50.

The terms of the Convertible Subordinated Notes and the subsequent conversion to Series A Preferred Stock provide for certain registration rights. Certain penalties are payable to the Preferred shareholders in an amount equal to one percent of the principal per month in the event that a registration statement covering the resale of the Common Stock issuable upon conversion is not effective within 90 days of (i) the date on which the Academy becomes legally authorized to issue the Series A Preferred Stock and the Notes automatically convert into Preferred Stock, or (ii) the date on which 100% of the Notes have been converted to Common Stock. The penalty becomes payable as of November 23, 1996 unless the Common Stock issuable upon conversion of the Series A Preferred Stock has been declared effective by the Securities and Exchange Commission.

NOTE 6 - REPURCHASE OF STOCK

In July 1996, a prior executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this prior officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes bearing an interest rate jof 8.75%.

NOTE 7 - RELATED-PARTY TRANSACTIONS

In July 1996, the Academy entered into a five-year lease for an approximately 3,800 square foot facility in Salinas, California. The lessor is a partnership controlled by the principal shareholder, Chief Executive Officer and Chairman of the Board of Directors and another principal shareholder and member of the Board of Directors. The new facility will be an extension campus opened in October 1996. The monthly rent for the facility will be the greater of $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement. The lease agreement includes a termination clause subject to revenue performance at the extension campus during the first twelve months of operations and a termination fee should the Academy invoke the termination clause.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the A.O.S. Culinary Arts Degree Program, the 30-week Baking & Pastry Arts Certificate Program, and consumer education classes. Starting in June 1996, the A.O.S. Culinary Arts Degree Program began enrollment on a two week cycle. The program can accommodate up to 29 students per enrollment period. Previously the A.O.S. Degree Program enrolled an average of approximately 80 students per enrollment period with six enrollments per year. The 30-week Baking & Pastry Arts Certificate Program enrolled classes ranging from 15 to 20 students. As of September 30, 1996, there were approximately 540 A.O.S. students and 60 Baking & Pastry students enrolled in the Academy.

The change in class size and the change in the enrollment cycle for the A.O.S. program from every two months to every two weeks was made to enable student enrollments to be managed more effectively. With an increased number of choices of start dates for students, the Academy is better able to manage individual student start dates to optimize class sizes. Additionally, the Academy is able to manage faculty labor costs and other program costs due to more predictable class sizes. Further, the Academy is able to utilize space in its teaching facility more effectively because it is able to free up previously underutilized space for other revenue producing activities, such as contract training.

Consumer education consists of avocational and team building programs. The Academy's team building programs offer groups the use of the Academy's professional kitchens under the guidance of a chef instructor. This form of team building is an alternative to other forms of combined business and social interaction such as river rafting and sporting event outings. Restaurant and retail operations include two restaurants and two private dining rooms generally open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the "Cooking at the Academy" television series and the licensing of the Academy's name and cookbook content for use in a series of cookbooks.

The Academy believes that manageable growth is achievable through the addition of remote training facilities such as its culinary arts training center at Salinas, California (opened in October 1996) and by the addition of programs to be offered to the food industry such as contract training and research and development in the areas of product development, menu development, and restaurant design. In order to facilitate this revised strategy, the Academy formed the CCA Development Company whose mission is to provide the food service industry with knowledge based resources, which complement the education the Academy's degree programs offer.

While management believes that this revised strategy will enable it to significantly increase revenues by providing additional educational, training and consultative resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy.

Except for historical information contained herein this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this Report involve numerous risks and uncertainties, including those discussed in this Report and the Academy's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, that could cause actual results to differ materially from those projected.

The primary risks and uncertainties that could affect future results include, without limitation, (i) the inability of management to successfully implement and manage the Academy's new growth strategy of adding more remote training facilities and new programs to be offered to the foodservice industry: (ii) uncertainties associated with overhauling the structure of the A.O.S. degree program enrollment process and the inability of the Academy to make appropriate adjustments in a timely manner; (iii) the increased competition from both for-profit and non-profit culinary arts education institutions;
(iv) the continued dependence on financial aid programs to fund a majority of Academy's students' education, thereby providing a significant portion of the Academy's revenues, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid; and (v) the possibility that regulatory agencies that dirctly or indirectly impact aspects of the Academy's business could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner.

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


RESULTS OF OPERATIONS
The Academy had net income of $46,000 or $0.01 per share for the quarter ended September 30, 1996 ("Q1-97"), compared to net loss of $(424,000), or $(0.13) per share for the quarter ended September 30, 1995 ("Q1-96").

Total revenues increased 2.3% for Q1-97 to $3,529,000 from $3,450,000 for Q1-96. Revenues from culinary arts education, which typically account for approximately 80% of total revenues, increased $119,000 or 4.1% as compared to the same quarter from the prior fiscal year. Revenues from restaurant and retail sales, media and other decreased $33,000, or 5.9%, for the quarter over the same quarter from the prior fiscal year.

Total culinary arts education revenues for Q1-97 were $2,995,000 compared to $2,876,000 for the Q1-96. The increase of $119,000, or 4.1%, is primarily to higher program fees and costs.

Restaurants and catering revenues for Q1-97 were $379,000 compared to $429,000 for Q1-96. The decrease of $50,000 or 11.6% is primarily related to related to closure of the restaurants for remodeling and scheduled "black out" periods.

Retail, media and other revenues for Q1-97 were $155,000 compared to $145,000 for Q1-96. The increase of $10,000 or 6.9% is primarily related to increased contract training and R&D revenue, royalties from book sales offset by lower than expected revenues in the Academy's retail shop.

Total cost of sales for Q1-97 were $702,000 compared to $728,000 for Q1-96. The decrease of $26,000 or 3.6% is primarily related to lower food and beverage costs due to better cost control, and lower merchandise costs due to lower activity in the Academy's retail shop offset by higher supply costs.

Total fixed costs for Q1-97 were $903,000 compared to $935,000 for Q1-96. The decrease of $32,000 or 3.4% is primarily related to lower repairs and maintenance expense.

Total operating expenses for Q1-96 were $1,841,000 compared to $2,422,000 for Q1-96. The decrease of $581,000 or 24.0% is primarily related to lower compensation and benefits expense and outside service costs resulting from the Academy's restructuring plan implemented during the fourth quarter of fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES
Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At September 30, 1996, the Academy's principal sources of liquidity included cash and cash equivalents of $3,284,000, including $615,000 of restricted cash equivalents held in certificates of deposit and pledged as collateral for term loans, and net accounts receivable of $2,993,000. The Academy has long-term obligations of $708,000 and working capital of $888,000 at September 30, 1996. Long-term obligations reflects the conversion of $1,400,000 Convertible Notes into Series A Preferred Stock on August 23, 1996.

As of September 30, 1996 the Academy was indebted for a term loan that provides for borrowings up to $750,000 with interest at 1% above the prime rate of the bank, the proceeds of which are to be used to finance the purchase of new equipment. The outstanding principal balance of the term loan is to be repaid in 36 monthly installments of approximately $21,000. This term loan is collateralized by all of the Academy's equipment and a certificate of deposit, the balance of which shall not at any time be less than 50% of the principal balance outstanding under the term loan. As of September 30, 1996, the Academy had approximately $229,000 outstanding under this term loan and maintained a certificate of deposit for $355,000 in accordance with this provision. The term loan agreement contains various affirmative covenants including certain covenants and ratios which the Academy must maintain. As of September 30, 1996, the Academy was in violation of certain covenants. As of September 30, 1996, the term loan was classified as current and was repaid during October 1996. During September, the Academy terminated a $500,000 revolving line of credit with this bank. The Academy had no outstanding borrowings under the line of credit.

In June 1996, the Academy obtained a term loan from another bank in the amount of $500,000, the proceeds of which were used for working capital requirements. Any outstanding principal balance under the second term loan shall be due and payable on July 15, 1997. The term loan provides for interest to be paid monthly at 1% above the bank's index rate for 90-day business certificate of deposits. The second term loan is collateralized by a certificate of deposit at the same bank in the amount of $500,000. As of September 30, 1996, the Academy had $500,000 outstanding under the term loan and maintained a certificate of deposit of $500,000 in accordance with this provision. The loan was classified as a current liability and was repaid during October 1996.

                                       PART II

ITEM 1.  LEGAL PROCEEDINGS
There are various legal claims and lawsuits pending by and against the Academy that, in the opinion of management, after consultation with legal counsel, are not expected to have in any material adverse effect on the results of operations or financial position of the Academy.

ITEM 2.  CHANGES IN SECURITIES                                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None

ITEM 5.  OTHER INFORMATION                                      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a.) EXHIBITS
            Exhibit No.       Description
            -----------     --------------------------------------------------
              10.29         Lease for premises at Natividad Plaza, Salinas, CA
              10.30         Agreement between Registrant and Noel-Levitz,
                            Inc. dated July 1, 1996
              11.0          Statement re:  Computation of Earnings per Share
              27.0          Financial Data Schedule

              (b.) REPORTS ON FORM 8-K None

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CALIFORNIA CULINARY ACADEMY, INC.



November 19, 1996            By:    /s/  Robert A. Stoffregen
                                ------------------------------------------
                                  Robert A. Stoffregen
                                  Chief Financial Officer and
                                  Director of Development