Form 10QSB
period 1996-12-31
CALIFORNIA CULINARY ACADEMY INC
filed 1997-02-19
CIK 858915

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended December 31, 1996.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________________ to _________________.


                           COMMISSION FILE NUMBER: 0-21932


                          CALIFORNIA CULINARY ACADEMY, INC.
                 (Exact name of small business issuer in its charter)


         California                                            94-3042862
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

            625 Polk Street
           San Francisco, CA                                       94102
    (Address of principal executive offices)                    (Zip Code)


    Issuer's Telephone Number:  (415) 771-3536


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No       .
    ------    ------

The number of shares outstanding of the registrant's Common Stock as of January 30, 1997, was 3,317,719.


Transitional Small Business Disclosure Format.  Yes          No    X  .
                                                    ------      ------

                          CALIFORNIA CULINARY ACADEMY, INC.
                                    BALANCE SHEET

                                        ASSETS


                                                                        (Unaudited)     (Unaudited)   (Unaudited)
                                                                        December 31,      June 30,    December 31,
                                                                            1995            1996          1996
                                                                        ------------   ------------   ------------
Current  Assets:
  Cash and cash equivalents                                               $2,078,000     $3,283,000     $2,264,000
  Accounts receivable, net                                                 2,352,000      2,786,000      3,378,000
  Inventories                                                                336,000        208,000        325,000
  Prepaid expenses and other assets                                          468,000        160,000        250,000
  Deferred tax asset                                                                        145,000         30,000
                                                                        ------------   ------------   ------------
        Total Current Assets                                               5,234,000      6,582,000      6,247,000
                                                                        ------------   ------------   ------------

Property and equipment, net                                                4,414,000      4,117,000      4,935,000
Intangible assets, net                                                       738,000        546,000        484,000
Long-term investments - restricted                                                          646,000
Other assets                                                                 105,000        967,000        598,000
                                                                        ------------   ------------   ------------
        TOTAL ASSETS                                                     $10,491,000    $12,858,000    $12,264,000
                                                                        ------------   ------------   ------------
                                                                        ------------   ------------   ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                          $697,000       $749,000       $481,000
  Accrued liabilities                                                        447,000        477,000        501,000
  Deferred revenue                                                         3,252,000      3,795,000      3,980,000
  Student prepayments                                                        160,000        258,000        367,000
  Current portion of notes payable                                           300,000        292,000         12,000
  Current portion of capital lease obligations                                               76,000        65,000
  Other current liabilities                                                                                26,000
                                                                        ------------   ------------   ------------
        Total Current Liabilities                                          4,856,000      5,647,000      5,432,000
                                                                        ------------   ------------   ------------


Notes payable                                                                509,000        500,000         44,000
Capital lease obligations                                                                   215,000        182,000
Other non-current liabilities                                                               441,000        438,000

Subordinated convertible notes payable                                                    1,400,000

Shareholders' Equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
     254,541 shares issued and outstanding                                                                 976,000
  Common stock, no par value, 20,000,000 shares authorized,
     3,317,719 shares issued and outstanding                               8,195,000      8,741,000      9,144,000
  Accumulated deficit                                                     (3,069,000)    (4,086,000)    (3,952,000)
                                                                        ------------   ------------   ------------
        Total Shareholders' Equity                                         5,126,000      4,655,000      6,168,000
                                                                        ------------   ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $10,491,000    $12,858,000    $12,264,000
                                                                        ------------   ------------   ------------
                                                                        ------------   ------------   ------------


                               STATEMENTS OF OPERATIONS
           FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                             (Unaudited)                   (Unaudited)
                                                         Three Months Ended              Six Months Ended
                                                             December 31,                  December 31,
                                                      -------------------------     -------------------------
                                                         1996           1995           1996           1995
                                                      ----------     ----------     ----------     ----------
Revenues:
  Culinary arts education                             $3,016,000     $2,946,000     $6,010,000     $5,822,000
  Restaurants & catering                                 698,000        628,000      1,077,000      1,056,000
  Retail, media and other                                 75,000        169,000        231,000        315,000
                                                      ----------     ----------     ----------     ----------
     Total revenues                                    3,789,000      3,743,000      7,318,000      7,193,000

Cost of sales
  Food & beverage                                        415,000        426,000        786,000        843,000
  Program supplies                                       180,000        230,000        356,000        363,000
  Scholarships & grants                                   63,000         32,000        108,000         70,000
  Merchandise & other                                    155,000        147,000        265,000        287,000
                                                      ----------     ----------     ----------     ----------
                                                         813,000        835,000      1,515,000      1,563,000
                                                      ----------     ----------     ----------     ----------
Gross Margin                                           2,976,000      2,908,000      5,803,000      5,630,000

Fixed costs
  Occupancy                                              430,000        434,000        875,000        871,000
  Repairs & maintenance                                   91,000        101,000        187,000        234,000
  Telephone, security & other                             86,000         98,000        183,000        206,000
  Depreciation & amortization                            299,000        262,000        564,000        518,000
                                                      ----------     ----------     ----------     ----------
     Total fixed costs                                   906,000        895,000      1,809,000      1,829,000

Operating expenses
  Compensation & benefits                              1,308,000      1,452,000      2,639,000      3,002,000
  Outside services                                       180,000        126,000        302,000        401,000
  Advertising & promotion                                118,000        217,000        266,000        374,000
  Legal & other                                          274,000        190,000        516,000        630,000
                                                      ----------     ----------     ----------     ----------
                                                       1,880,000      1,985,000      3,723,000      4,407,000

  Interest income (expense)                               20,000        (22,000)        14,000        (14,000)
                                                      ----------     ----------     ----------     ----------

  Income (loss) before provision for income taxes        210,000          6,000        285,000       (620,000)

Income tax provision (benefit)                            84,000          2,000        114,000       (200,000)
                                                      ----------     ----------     ----------     ----------
  Net income (loss)                                     $126,000         $4,000       $171,000      $(420,000)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------
Net income (loss) per share                                $0.04          $0.00          $0.05         $(0.13)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------
Weighted average common shares and equivalents         3,542,517      3,251,372      3,460,970      3,281,915
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------


                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                                            (Unaudited)
                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                       1996           1995
                                                                   -------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                    $171,000      $(420,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                   565,000        517,000
        Tax provision                                                   114,000       (200,000)
        Provision for losses on accounts receivable                      13,000         55,000
        Gain on disposal of property                                    (10,000)
        Deferred rent                                                     9,000
        Stock issued for services                                                       13,000
  Changes in assets and liabilities:
        Accounts receivable                                            (605,000)       557,000
        Inventories                                                    (117,000)        56,000
        Prepaid expenses and other assets                              (136,000)      (120,000)
        Accounts payable                                               (267,000)      (353,000)
        Accrued and other liabilities                                    36,000        (58,000)
        Deferred revenues                                               184,000       (967,000)
        Student prepayments                                             109,000        206,000
        Other non-current liabilities                                                  (10,000)
                                                                     -------------  ------------
           Net cash provided by (used in) operating activities           66,000       (724,000)
                                                                     -------------  ------------
Cash flows from investing activities:
  Acquisition of property and equipment                              (1,319,000)      (125,000)
  Decrease in long-term investments                                     646,000
                                                                     -------------  ------------
           Net cash used in investing activities                       (673,000)      (125,000)
                                                                     -------------  ------------
Cash flows from financing activities:
  Principal payments on term loan agreements                           (760,000)      (125,000)
  Principal payments on capital lease obligations                       (43,000)       (34,000)
  Proceeds from exercise of stock options and warrants                1,119,000         33,000
  Repurchase of common stock                                           (717,000)
  Cost of Offering for Preferred Stock                                  (11,000)
                                                                     -------------  ------------
           Net cash provided by (used in) financing activities         (412,000)      (126,000)
                                                                     -------------  ------------
Net increase (decrease) in cash and cash equivalents                 (1,019,000)      (975,000)

Cash and cash equivalents, beginning of period                        3,283,000      2,359,000
                                                                     -------------  ------------
Cash and cash equivalents, end of period                             $2,264,000     $1,384,000
                                                                     -------------  ------------
                                                                     -------------  ------------


                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash paid for:

                                    For the Six Months Ended
                                    ------------------------
                                          December 31,
                                          ------------
                                         1996      1995
                                       -------   -------
        Interest                       $35,000   $37,000
        Income taxes                               7,000



Supplemental disclosure of non-cash investing and financing activities:

The Academy issued 254,541 shares of Series A Preferred Stock in exchange for $1,400,000 of Convertible Subordinated Debt for the six months ended December 31, 1996.

The Academy issued a promissory note of approximately $157,000 for the repurchase of Common Stock for the six months ended December 31, 1996

The Academy entered into a capital lease obligation for approximately $190,000 for the six months ended December 31, 1995.

                          CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited, condensed financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles. The balance sheet as of December 31, 1996 and related statements of operations and cash flows for the three and six months ended December 31, 1996 and 1995 are unaudited, but have been prepared on substantially the same basis as the annual audited financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The unaudited results for the three and six months ended December 31, 1996 are not necessarily indicative of results to be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2 -- INCOME TAXES

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

As of December 31, 1996 the Academy has federal and California net operating loss carryforwards, for tax return purposes, of approximately $1,906,000 and $1,092,000, respectively, which are available to offset future taxable income, if any. Federal and California net operating loss carryforwards, if unused, are scheduled to expire as follows:

         Year ended       Federal      California
         ----------     ----------     ----------
         6/30/1999                       $470,000
         6/30/2003       1,369,000        622,000
         6/30/2011         537,000
                        ----------     ----------
                        $1,906,000     $1,092,000
                        ----------     ----------
                        ----------     ----------


A valuation allowance has been provided for that portion of net operating losses and deferred tax assets where it is more likely than not that the future tax benefits of these items will not realized.

NOTE 3 -- NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares outstanding during each of the respective periods, including the dilutive effect of stock options, warrants and any other common stock equivalents using the treasury stock method.


NOTE 4 -- BANK DEBT

As of December 31, 1996, the Academy had no outstanding loans with banks.

The Academy had a term loan with a bank which provided for borrowings up to $750,000 with interest at 1% above the prime rate of the bank, the proceeds of which were used to finance the purchase of new equipment. The financing agreement contained various affirmative covenants including certain covenants and ratios which the Academy was required to maintain. As of September 30, 1996, the Academy was in violation of certain covenants as follows: Other indebtedness not to exceed $250,000 at anytime; net income not less than $1.00 on a cumulative quarterly basis beginning with the quarter ended 12/31/95; and EBITDA Coverage Ratio not less than 2.00 . "EBITDA" is defined as net profit before interest expense, income tax expense, depreciation and amortization expense. "EBITDA Coverage Ratio" is defined as EBITDA divided by the aggregate of total interest expense plus prior period current maturity of long-term debt and the prior period maturity of subordinated debt. The term loan was repaid during October 1996.

In June 1996, the Academy obtained a term loan from a bank in the amount of $500,000, the proceeds of which were used for working capital requirements. The line of credit was collateralized by a certificate of deposit at the same bank in the amount of $500,000. The term loan was repaid during October 1996.


NOTE 5 -- PREFERRED STOCK

During March 1996 and July 1996, the Board of Directors and shareholders, respectively, authorized the Academy to issue up to 5,000,000 shares of Preferred Stock in one or more series to be determined by the Board of Directors from time to time. An amendment to the Articles of Incorporation authorizing the issuance of Preferred Stock was filed with the California Secretary of State in August 1996. On August 23, 1996, the Academy became legally authorized to issue up to 700,000 shares of Series A Preferred Stock. On the same date, the entire issue of Convertible Subordinated Notes in the aggregate principal amount of $1,400,000 automatically converted to 254,541 shares of Series A Preferred Stock. The preferred stock was recorded net of $424,000 of issuance costs. As of December 31, 1996, the Academy filed a registration statement to register for resale the Common Stock underlying the Series A Preferred Stock.

The non-redeemable Series A Preferred Stock into which the Notes converted provides for quarterly dividends at an annual rate of 7.5% per share from the date of first issuance, when and if declared by the Board of Directors, with a liquidation preference of $5.50 per share, plus accrued dividends. Although the Series A Preferred Stock is nonvoting, in the event the Academy fails to pay a quarterly dividend, a meeting of the Board of Directors can be called at which the holders of the Series A Preferred Stock will be entitled to elect one-third of the Academy's Board of Directors. Upon payment of the missed dividend(s), the right to elect one-third of the Board will be rescinded. Each share of Series A Preferred Stock is convertible at the option of the holder into the Academy's Common Stock at the conversion price of $5.50 per share. After February 23, 1997, each share of Series A Preferred Stock will convert automatically if the closing price of the Common Stock equals or exceeds $8.00 for 20 consecutive days. Certain provisions for price protection are set forth in the terms of the Series A Preferred Stock, but in no event will the conversion price be less than $3.50.

The terms of the Convertible Subordinated Notes and the subsequent conversion to Series A Preferred Stock provide for certain registration rights. Certain penalties are payable to the Preferred shareholders in an amount equal to one percent of the principal per month in the event that a registration statement covering the resale of the Common Stock issuable upon conversion is not effective within 90 days of (i) the date on which the Academy becomes legally authorized to issue the Series A Preferred Stock and the Notes automatically convert into Preferred Stock, or (ii) the date on which 100% of the Notes have been converted to Common Stock. The penalty becomes payable as of November 23, 1996 unless the Academy uses its best efforts to have the registration statement for the Common Stock issuable upon conversion of the Series A Preferred Stock declared effective by the Securities and Exchange Commission. As of December 31, 1996 the registration statement was filed, but had not been declared effective. Management believes it has used its best efforts in this regards.


NOTE 6 -- PROMISSORY NOTES

In July 1996, a prior executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this prior officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes bearing an interest rate of 8.75%. As of December 31, 1996, the outstanding balance of these notes was approximately $38,000. Interest is to be paid monthly on the notes until January 1, 1998 when the note is due.


NOTE 7 -- RELATED-PARTY TRANSACTIONS

In July 1996, the Academy entered into a five-year lease for an approximately 3,800 square foot facility in Salinas, California. The lessor is a partnership controlled by the principal shareholder, Chief Executive Officer and Chairman of the Board of Directors and another principal shareholder and member of the Board of Directors. The new facility is an extension campus, which opened in October 1996. The monthly rent for the facility is be the greater of $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement. The lease acquisition fee will be amortized over the 10-year term of the lease. The lease agreement includes a termination clause subject to revenue performance at the extension campus during the first twelve months of operations and a termination fee should the Academy invoke the termination clause.

In July 1992 and from time to time prior to August 1, 1991, the Chairman of the Board and two other members of the Board of Directors, all principal shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 94 shares of the Academy's then-existing Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 102,770 shares of common stock at an exercise price of $4.18 per share. In August 1996, all warrants were exercised to purchase 102,770 shares of common stock.

In August 1992, the Academy issued warrants to a shareholder who is related to the Chairman of the Board of Directors to purchase 20 shares of its then-existing Series A preferred stock at $8,000 per share. These warrants were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 23,900 shares of common stock at an exercise price of $4.18. In August 1996, all warrants were exercised to purchase 23,900 shares of common stock.

In June 1996, the Academy issued 25,454 warrants at $6.625 per share to the company serving as the selling agent of Convertible Subordinated Notes ("Notes"). The Chairman and President of the selling agent company is a member of on the Academy's Board of Directors. As selling agent of the Notes, the company was paid $189,000 for commission and fees and was entitled to warrants to purchase Common Stock equal to 10% of the number of shares issued upon conversion of the Notes to Series A Preferred Stock.


NOTE 8 -- NEW ACCOUNTING STANDARDS

During fiscal 1997, the Academy will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of." SFAS No 121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying value of a long-lived asset. The effect on the financial statements of adopting SFAS No. 121 has not been determined.

The Company is required to adopt SFAS No.123, "Accounting for Stock-based Compensation" during fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No.123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value method and provide pro-forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company will only adopt the disclosure requirement of SFAS No. 123; and will include such information in its financial statements for the year ending June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the A.O.S. Culinary Arts Degree Program, the 30-week Baking & Pastry Arts Certificate Program, and consumer education classes. Starting in June 1996, the A.O.S. Culinary Arts Degree Program began enrollment on a two week cycle. The program can accommodate up to 29 students per enrollment period. Previously the A.O.S. Degree Program enrolled an average of approximately 80 students per enrollment period with six enrollments per year. The 30-week Baking & Pastry Arts Certificate Program enrolled classes ranging from 15 to 20 students. As of December 31, 1996, there were 532 A.O.S. students and 76 Baking & Pastry students enrolled in the Academy.

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

Consumer education consists of avocational and team building programs. The Academy's team building programs offer groups the use of the Academy's professional kitchens under the guidance of a chef instructor. This form of team building is an alternative to other forms of combined business and social interaction such as river rafting and sporting event outings. Restaurant and retail operations include two restaurants and two private dining rooms generally open to the public six days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the "Cooking at the Academy" television series and the licensing of the Academy's name and cookbook content for use in a series of cookbooks.

The Academy believes that manageable growth is achievable through the addition of remote training facilities such as its College of Food campus at Salinas, California (opened in October 1996) and by the addition of programs to be offered to the food industry such as contract training and research and development in the areas of product development, menu development, and restaurant design. In order to facilitate this revised strategy, the Academy formed the CCA Development Company whose mission is to provide the food service industry with knowledge based resources, which complement the education the Academy's degree programs offer.

While management believes that this revised strategy will enable it to significantly increase revenues by providing additional educational, training and consultative resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy or that it will increase revenue significantly or at all.

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

The primary risks and uncertainties that could affect future results include, without limitation, (i) the event of a net loss of $999,000 for the year ended June 30, 1996 from which there can be no assurance that the recent effort will be successful in achieving profitable operations, or if achieved, that profitability can be sustained in future periods; (ii) the inability of management to successfully implement and manage the Academy's new growth strategy of adding more remote training facilities and new programs to be offered to the foodservice industry; (iii) uncertainties associated with overhauling the structure of the A.O.S. degree program enrollment process and the inability of the Academy to make appropriate adjustments in a timely manner;
(iv) the increased competition from both for-profit and non-profit culinary arts education institutions; (v) the continued dependence on financial aid programs to fund a majority of Academy's students' education, thereby providing a significant portion of the Academy's revenues, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid;
(vi) increase of the Academy's cohort default rate, the percentage of Academy students who have defaulted on repayment of government student loans, that could in the future impair or limit the Academy's participation in government financial aid programs; and (vii) the possibility that regulatory agencies that directly or indirectly impact aspects of the Academy's business could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner.

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


RESULTS OF OPERATIONS
The Academy had net income of $126,000 or $0.04 per share for the quarter ended December 31, 1996 compared to net income of $4,000 for the quarter ended December 31, 1995. The Academy had net income of $171,000 or $0.05 per share for the six months ended December 31, 1996 compared to net loss of $420,000 or $(0.13) for the six months ended December 31, 1995.

The Company is required to adopt SFAS No.123, "Accounting for Stock-based Compensation" during fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company will only adopt the disclosure requirement of SFAS No. 123; and will include such information in its financial statements for the year ending June 30, 1997.

Net income for the quarter and the six months ended December 31, 1996 reflects continuing operations of the Academy's main campus in San Francisco and the opening in October 1996 of the College of Food campus in Salinas, California.


                                                    FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                                   12/31/96       12/31/95       12/31/96       12/31/95
                                                   --------       --------       --------       --------
PRO-FORMA NET INCOME (LOSS):
Main Campus                                        $179,000         $4,000       $240,000      $(420,000)
College of Food                                     (53,000)                      (69,000)
                                                   --------       --------       --------       --------
                                                   $126,000         $4,000       $171,000      $(420,000)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

PRO-FORMA PRIMARY EARNINGS PER SHARE DATA:
Main Campus                                           $0.05          $0.00          $0.07         $(0.13)
College of Food                                       (0.01)                        (0.02)
                                                   --------       --------       --------       --------
                                                      $0.04          $0.00          $0.05         $(0.13)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------




Management believes improved operating results at the Main Campus are a result of the changes to the enrollment program and restructuring implemented in last quarter of fiscal 1996. The result from the College of Food reflects the opening of the first extension campus in Salinas in October 1996 and the initial cost of operations. Management believes these costs are an investment in the development and growth of the College of Food concept. The Academy celebrated the grand opening of the Salinas campus in January 1997.

Total revenues for the quarter were $3,789,000 compared to $3,743,000 for the same quarter last year, an increase of $45,000 or 1.2%. Total revenues for the six months ended December 31, 1996 were $7,318,000, an increase of $125,000 or 1.7% from the same period in the prior year.

Revenues from culinary arts education, which typically account for approximately 80% of total revenues, for the quarter were $3,016,000 compared to $2,946,000 for the same quarter last year, an increase of $70,000 or 2.4%. Culinary arts education revenue for the six months ended December 31, 1996 were $6,010,000 compared to $5,822,000 for the same period from last year, an increase of $188,000 or 3.2%. The increase is due to primarily to higher program fees and lower student attrition rate.

Enrollment in the A.O.S. Culinary Arts Degree Program and Baking & Pastry Certificate Program totaled 608 students as of December 31, 1996 compared to 588 students as of December 31, 1995, an in crease of 20 students or 3.4%. Management believes the increase is the result of changes to improve A.O.S. Degree Program curriculum; change in the enrollment cycle to admit smaller classes of approximately 25 students every two weeks compared to approximately 95 students every two months; and improvement to the enrollment management process and the restructuring of its Admissions Department. Management believes the increased enrollment is evidence the actions taken to correct decreased enrollment problems have proven successful.
There can be no assurance, however, that management's corrective actions will be continue to be successful or that enrollments or revenues will increase in the future.

Restaurant and catering revenues for the quarter were $698,000 compared to $628,000 for the same quarter last year, an increase of $70,000 or 11.1%. Restaurant and catering revenues for the six months ended December 31, 1995 were $1,077,000 compared to $1,056,000 for the same period last year, an increase of $21,000 or 2.0% from the same period in the prior year. The increase is primarily due to higher restaurant and banquet sales during the Christmas holiday season.

Retail, media and other revenues for the quarter were $75,000 compared to $169,000 for the same quarter last year, a decrease of $94,000 or 55.6%.
Retail, media and other revenues for the six months ended December 31, 1996 were $231,000 compared to $315,000 for the same period in the prior year., a decrease of $84,000 or 26.7%. The decrease is due primarily to lower sales in our retail store, which was relocated within our San Francisco facility during December 1996.

Total cost of sales for the quarter were $813,000 compared to $835,000 for the same quarter last year, a decrease of $22,000 or 2.6%. Total cost of sales for the six months ended December 31, 1996 were $1,515,000 compared to $1,563,000 for the same period last year, a decrease of $48,000 or 3.1%. The decrease is primarily related to lower food and beverage costs due to better cost control, and lower merchandise costs due to lower activity in the Academy's retail shop.

Total fixed costs for the quarter were $906,000 compared to $895,000 for the same quarter last year, an increase of $11,000 or 1.2%. The increase is due primarily to higher depreciation and amortization expense related to $1,300,000 of capital expenditures, including approximately $497,000 for equipment and construction of the Academy's first extension campus, during the six months ended December 31, 1996. Total fixed costs for the six months ended December 31, 1996 were $1,809,000, a decrease of $20,000 or 1.1% from the same period in the prior year. The decrease is primarily due to lower repairs and maintenance costs offset by higher depreciation and amortization expense.

Total operating expenses for the quarter were $1,880,000 compared to $1,985,000 for the same quarter last year, a decrease of $105,000 or 5.3%. Total operating expense for the six months ended December 31, 1996 were $3,723,000 compared to $4,407,000 for the same period last year, a decrease of $684,000 or 15.5% from the same period in the prior year. The decrease is primarily related to lower compensation and benefits expense resulting from the Academy's restructuring plan implemented during the fourth quarter of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At December 31, 1996, the Academy's principal sources of liquidity included cash and cash equivalents of $2,264,000 and net accounts receivable of $3,378,000 compared to $3,284,000 and $2,787,000 as of June 30, 1996, respectively. The decrease in cash and cash equivalents is due primarily to the Academy's using cash and cash flow from operations to fund capital expenditures. The increase in net accounts receivable is due primarily to increase enrollments.
The Academy has long-term obligations of $664,000 and working capital of $815,000 at December 31, 1996 compared to $2,556,000 and $935,000 as of June 30,
1996, respectively. The decrease in long-term obligations is due primarily to the conversion of $1,400,000 of subordinated debt to Series A Preferred Stock.

As of December 31, 1996, the Academy had no outstanding loans with banks. Other term loans aggregate in the amount of $56,000. As of June 30, 1996, the Academy had $792,000 of outstanding term loans with banks and $24,000 in other term loans.

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

ITEM 2.  CHANGES IN SECURITIES                                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None

ITEM 5.  OTHER INFORMATION                                      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)      EXHIBITS

    EXHIBIT NO.                DESCRIPTION
    -----------              ------------------------------------------------

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



                                       CALIFORNIA CULINARY ACADEMY, INC.



February 18, 1997                      By:  /s/  Robert A. Stoffregen
                                          -------------------------------------
                                            Robert A. Stoffregen

                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)