Form 10QSB
period 1997-03-31
CALIFORNIA CULINARY ACADEMY INC
filed 1997-05-15
CIK 858915

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________ to ________________.

                           COMMISSION FILE NUMBER: 0-21932


                          CALIFORNIA CULINARY ACADEMY, INC.
                 (Exact name of small business issuer in its charter)


               California                                  94-3042862
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
           or organization)                                  Number)


           625 Polk Street
          San Francisco, CA                                  94102
(Address of principal executive offices)                  (Zip Code)


Issuer's Telephone Number:  (415) 771-3536


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes    X   No        .
             -------    -------

The number of shares outstanding of the registrant's Common Stock as of April 30, 1997, was 3,352,569.

Transitional Small Business Disclosure Format.  Yes           No    X   .
                                                    --------     -------

                       CALIFORNIA CULINARY ACADEMY, INC.
                                 BALANCE SHEET

                                    ASSETS

                                                (Unaudited)    (Unaudited)    (Unaudited)
                                                  March 31,      June 30,       March 31,
                                                    1996           1996           1997
                                                -----------    -----------    -----------
Current  Assets:
    Cash and cash equivalents                   $ 1,674,000    $ 3,283,000    $ 2,845,000
    Accounts receivable, net                      2,638,000      2,786,000      2,904,000
    Inventories                                     190,000        208,000        310,000
    Prepaid expenses and other assets               324,000        160,000        211,000
    Deferred tax asset                              254,000        145,000
                                                -----------    -----------    -----------
         Total Current Assets                     5,080,000      6,582,000      6,270,000
                                                -----------    -----------    -----------

Property and equipment, net                       4,243,000      4,117,000      4,799,000
Intangible assets, net                              577,000        546,000        451,000
Long-term investments - restricted                                 646,000
Other assets                                        489,000        967,000        553,000
                                                -----------    -----------    -----------
         TOTAL ASSETS                           $10,389,000    $12,858,000    $12,073,000
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                            $   510,000    $   749,000    $   347,000
    Accrued liabilities                             334,000        477,000        548,000
    Deferred revenue                              3,607,000      3,795,000      3,696,000
    Student prepayments                             270,000        258,000        342,000
    Current portion of notes payable                250,000        292,000         50,000
    Current portion of capital lease o               84,000         76,000         66,000
    Other current liabilities                                                      26,000
                                                -----------    -----------    -----------
         Total Current Liabilities                5,055,000      5,647,000      5,075,000
                                                -----------    -----------    -----------

Notes payable                                       104,000        500,000          4,000
Capital lease obligations                           230,000        215,000        165,000
Other non-current liabilities                        72,000        441,000        436,000


Subordinated convertible notes payable                           1,400,000
Shareholders' Equity:
    Convertible Preferred stock, no par
      value, 5,000,000 shares authorized,
      254,541 shares issued and outsta                                            967,000
    Common stock, no par value,
      20,000,000 shares authorized,
      3,352,319 shares issued and outs            8,377,000      8,741,000      9,289,000
    Accumulated deficit                          (3,449,000)    (4,086,000)    (3,863,000)
                                                -----------    -----------    -----------
         Total Shareholders' Equity               4,928,000      4,655,000      6,393,000
                                                -----------    -----------    -----------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                 $10,389,000    $12,858,000    $12,073,000
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------


                       CALIFORNIA CULINARY ACADEMY, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                             (Unaudited)                    (Unaudited)
                                                          Three Months Ended             Nine Months Ended
                                                               March 31,                     March 31,
                                                       -------------------------    --------------------------
                                                          1997           1996          1997            1996
                                                       ----------     ----------    -----------    -----------
Revenues:
    Culinary arts education                            $3,401,000     $3,413,000    $ 9,433,000    $ 9,243,000
    Restaurants & catering                                623,000        465,000      1,700,000      1,521,000
    Retail, media and other                                97,000        120,000        306,000        427,000
                                                       ----------     ----------    -----------    -----------
        Total revenues                                  4,121,000      3,998,000     11,439,000     11,191,000

Cost of sales
    Food & beverage                                       478,000        446,000      1,263,000      1,290,000
    Program supplies                                      256,000        127,000        612,000        490,000
    Scholarships & grants                                  50,000         67,000        159,000        137,000
    Merchandise & other                                   110,000        130,000        375,000        416,000
                                                       ----------     ----------    -----------    -----------
                                                          894,000        770,000      2,409,000      2,333,000
                                                       ----------     ----------    -----------    -----------
Gross Margin                                            3,227,000      3,228,000      9,030,000      8,858,000

Fixed costs
    Occupancy                                             432,000        435,000      1,307,000      1,307,000
    Repairs & maintenance                                 107,000         92,000        294,000        326,000
    Telephone, security & other                           100,000        139,000        283,000        344,000
    Depreciation & amortization                           314,000        270,000        878,000        788,000
                                                       ----------     ----------    -----------    -----------
        Total fixed costs                                 953,000        936,000      2,762,000      2,765,000

Operating expenses
    Compensation & benefits                             1,586,000      1,573,000      4,225,000      4,614,000
    Outside services                                       76,000        167,000        378,000        529,000
    Advertising & promotion                               141,000        158,000        409,000        535,000
    Legal & other                                         292,000        290,000        805,000        917,000
                                                       ----------     ----------    -----------    -----------
                                                        2,095,000      2,188,000      5,817,000      6,595,000

    Interest income (expense)                              13,000         (4,000)        26,000        (18,000)
                                                       ----------     ----------    -----------    -----------
    Income (loss) before provision for income taxes       192,000        100,000        477,000       (520,000)

Income tax provision (benefit)                             77,000         42,000        191,000       (158,000)
                                                       ----------     ----------    -----------    -----------
    Net income (loss)                                    $115,000        $58,000       $286,000      $(362,000)
                                                       ----------     ----------    -----------    -----------
                                                       ----------     ----------    -----------    -----------
Net income (loss) per share                                 $0.03          $0.02          $0.08         $(0.11)
                                                       ----------     ----------    -----------    -----------
                                                       ----------     ----------    -----------    -----------
Weighted average common shares and equivalents          3,698,791      3,318,958      3,654,156      3,294,630
                                                       ----------     ----------    -----------    -----------
                                                       ----------     ----------    -----------    -----------

                       CALIFORNIA CULINARY ACADEMY, INC.
                           STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                       (Unaudited)
                                                               NINE MONTHS ENDED MARCH 31,
                                                               --------------------------
                                                                  1997             1996
                                                               -----------     ----------
Cash flows from operating activities:
 Net income (loss)                                             $   286,000     $ (362,000)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                  878,000        784,000
    Tax provision                                                  191,000       (158,000)
    Provision for losses on accounts receivable                      9,000        (48,000)
    Gain on disposal of property                                     2,000
    Deferred rent                                                    7,000
    Stock issued for services                                                      13,000
Changes in assets and liabilities:
    Accounts receivable                                           (126,000)       726,000
    Inventories                                                   (102,000)        68,000
    Prepaid expenses and other assets                             (100,000)      (254,000)
    Accounts payable                                              (402,000)      (291,000)
    Accrued and other liabilities                                   59,000       (115,000)
    Deferred revenues                                              (99,000)      (752,000)
    Student prepayments                                             84,000         39,000
    Other non-current liabilities                                                 (15,000)
                                                               -----------     ----------
       Net cash provided by (used in) operating activities         687,000       (365,000)
                                                               -----------     ----------

Cash flows from investing activities:
 Acquisition of property and equipment                          (1,465,000)      (158,000)
 Decrease in long-term investments                                 646,000
                                                               -----------     ----------
       Net cash used in investing activities                      (819,000)      (158,000)
                                                               -----------     ----------

Cash flows from financing activities:
 Principal payments on term loan agreements                       (738,000)      (188,000)
 Principal payments on capital lease obligations                   (59,000)       (57,000)
 Proceeds from exercise of stock options and warrants            1,265,000         83,000
 Repurchase of common stock                                       (717,000)
 Payment of Preferred Stock dividends                              (37,000)
 Cost of Offering - Preferred Stock                                (20,000)
                                                               -----------     ----------
       Net cash used in financing activities                      (306,000)      (162,000)
                                                               -----------     ----------
Net decrease in cash and cash equivalents                         (438,000)      (685,000)

Cash and cash equivalents, beginning of period                   3,283,000      2,359,000
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 2,845,000     $1,674,000
                                                               -----------     ----------


                       CALIFORNIA CULINARY ACADEMY, INC.
                           STATEMENTS OF CASH FLOWS


Supplemental disclosure of cash paid for:

                                  FOR THE NINE MONTHS ENDED
                                          MARCH 31,
                                        1997      1996
                                      -------   -------
     Interest                         $43,000   $64,000
     Income taxes                      10,000     9,000

Supplemental disclosure of non-cash investing and financing activities:


The Academy issued 254,541 shares of Series A Preferred Stock upon conversion of $1,400,000 of Convertible Subordinated Debt for the nine months ended March 31, 1997.



The Academy issued a promissory note of approximately $157,000 for the repurchase of Common Stock for the nine months ended March 31, 1997.


The Academy entered into a capital lease obligation for approximately $190,000 for the nine months ended March 31, 1996.

                       CALIFORNIA CULINARY ACADEMY, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited, condensed financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles. The balance sheet as of March 31, 1997 and related statements of operations and cash flows for the three and nine months ended March 31, 1997 and 1996 are unaudited, but have been prepared on substantially the same basis as the annual audited financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The unaudited results for the three and nine months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year.

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

As of March 31, 1997 the Academy has federal and California net operating loss carryforwards, for tax return purposes, of approximately $2,205,000 and $989,000, respectively, which are available to offset future taxable income, if any. Federal and California net operating loss carryforwards, if unused, are scheduled to expire as follows:

                Year ended        Federal     California
                ----------     ----------      --------
                 6/30/1997                     $337,000
                 6/30/2001                     $652,000
                 6/30/2004     $  290,000
                 6/30/2005      1,360,000
                 6/30/2011        555,000
                               ----------      --------
                               $2,205,000      $989,000
                               ----------      --------

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

NOTE 4 -- BANK DEBT

As of March 31, 1997, the Academy had no outstanding loans with banks.

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

NOTE 5 -- PREFERRED STOCK


During March 1996 and July 1996, the Board of Directors and shareholders, respectively, authorized the Academy to issue up to 5,000,000 shares of Preferred Stock in one or more series to be determined by the Board of Directors from time to time. An amendment to the Articles of Incorporation authorizing the issuance of Preferred Stock was filed with the California Secretary of State in August 1996. On August 23, 1996, the Academy became legally authorized to issue up to 700,000 shares of Series A Preferred Stock.
 On the same date, the entire issue of Convertible Subordinated Notes in the aggregate principal amount of $1,400,000 automatically converted to 254,541 shares of Series A Preferred Stock. The preferred stock was recorded net of $433,000 of issuance costs.

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


In connection with the offer and sale of the convertible subordinated notes, the Academy granted certain registration rights. Certain penalties are payable to the Preferred shareholders in an amount equal to one percent of the principal per month in the event that a registration statement covering the resale of the Common Stock issuable upon conversion is not effective within 90 days of (i) the date on which the Academy became legally authorized to issue the Series A Preferred Stock and the Notes automatically convert into Preferred Stock, or (ii) the date on which 100% of the Notes have been converted to Common Stock. The penalty became payable as of November 23, 1996 unless the Academy used its best efforts to have the registration statement for the resale of Common Stock issuable upon conversion of the Series A Preferred Stock was declared effective by the Securities and Exchange Commission. Management believes it has used its best efforts in this regards. On April 15, 1997, the registration statement to register for resale the Common Stock underlying the Series A Preferred Stock was declared effective by the Securities and Exchange Commission.


NOTE 6 -- PROMISSORY NOTES


In July 1996, a prior executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this prior officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes bearing an interest rate of 8.75%. As of March 31, 1997, the outstanding balance of these notes was approximately $38,000. Interest is to be paid monthly on the notes until January 1, 1998, when the note is due.


NOTE 7 -- RELATED-PARTY TRANSACTIONS


In July 1996, the Academy entered into a five-year lease for an approximately 3,800 square foot facility in Salinas, California. The lessor is a partnership controlled by the principal shareholder, Chief Executive Officer and Chairman of the Board of Directors and another individual who is a principal shareholder and former member of the Board of Directors. The new facility is an extension campus, which opened in October 1996. The monthly rent for the facility is the greater of $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement. The lease acquisition fee will be amortized over the 10-year term of the lease. The lease agreement includes a termination clause subject to revenue performance at the extension campus during the first twelve months of operations and a termination fee should the Academy invoke the termination clause.

In July 1992 and from time to time prior to August 1, 1991, the Chairman of the Board and two other individuals who were then members of the Board of Directors, all principal shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 94 shares of the Academy's then-existing Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 102,770 shares of common stock at an exercise price of $4.18 per share. In August 1996, all warrants were exercised to purchase 102,770 shares of common stock.

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


In June 1996, the Academy issued 25,454 warrants at $6.625 per share to the company serving as the selling agent of Convertible Subordinated Notes ("Notes"). The Chairman and President of the selling agent company is a member of the Academy's Board of Directors. As selling agent of the Notes, the company was paid $189,000 for commission and fees and was entitled to warrants to purchase Common Stock equal to 10% of the number of shares issued upon conversion of the Notes to Series A Preferred Stock.


NOTE 8 -- NEW ACCOUNTING STANDARDS


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company is required to adopt SFAS No. 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS No. 128. Earlier application is not permitted.

SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted in to common stock.

Pro-forma amounts for basic and diluted EPS assuming SFAS No. 128 had been in effect for the quarter and year-to-date periods are as follows:

                        FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                        3/31/97       3/31/96       3/31/97           3/31/96
                      -----------   -----------   -----------       -----------

         Basic            $0.03         $0.02         $0.07           $(0.11)

         Diluted          $0.03         $0.02         $0.07           $(0.11)




During fiscal 1997, the Academy will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Disposed of." SFAS No. 121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying value of a long-lived asset. The effect on the financial statements of adopting SFAS No. 121 has not been determined.



The Company is required to adopt SFAS No. 123, "Accounting for Stock-based Compensation" during fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value method and provide pro-forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company will adopt the disclosure requirement of SFAS No. 123 and will include such information in its financial statements for the fiscal year ending June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Academy's revenues are derived primarily from culinary arts education and incidentally from restaurant, retail and media operations. Culinary arts education primarily consists of the A.O.S. Culinary Arts Degree Program, the 30-week Baking & Pastry Arts Certificate Program, College of Food Culinary Skills and Baking and Pastry Skills, continuing professional education programs and consumer education classes. Starting in June 1996, the A.O.S. Culinary Arts Degree Program began enrollment on a two week cycle. The program can accommodate up to 29 students per enrollment period. Previously the A.O.S. Degree Program enrolled an average of approximately 80 students per enrollment period with six enrollments per year. The 30-week Baking & Pastry Arts Certificate Program enrolled classes ranging from 15 to 20 students. As of March 31, 1997, there were 574 A.O.S. students and 76 Baking & Pastry students enrolled in the Academy.

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

The Academy believes that manageable growth is achievable through the addition of remote training facilities such as its College of Food campus at Salinas, California (opened in October 1996) and by the addition of programs to be offered to the food industry such as contract training and research and development in the areas of product development, menu development, and restaurant design. In order to facilitate this revised strategy, the Academy formed the CCA Development Company whose mission is to develop programs and knowledge-based products which complement the education which the Academy already provides.

While management believes that this revised strategy will enable it to significantly increase revenues by providing additional educational, training and consultative resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy or that it will increase revenues significantly or at all.


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


The primary risks and uncertainties that could affect future results include, without limitation, (i) the event of a net loss of $999,000 for the year ended June 30, 1996 from which there can be no assurance that the recent efforts will be successful in achieving profitable operations, or if achieved, that profitability can be sustained in future periods; (ii) the inability of management to successfully implement and manage the Academy's new growth strategy of adding more remote training facilities and new programs to be offered to the foodservice industry; (iii) uncertainties associated with overhauling the structure of the A.O.S. degree program enrollment process and the inability of the Academy to make appropriate adjustments in a timely manner; (iv) the increased competition from both for-profit and non-profit culinary arts education institutions; (v) the continued dependence on financial aid programs to fund a majority of Academy's students' education, thereby providing a significant portion of the Academy's revenues, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid; (vi) increase of the Academy's cohort default rate, the percentage of Academy students who have defaulted on repayment of government student loans, which could in the future impair or limit the Academy's participation in government financial aid programs; and (vii) the possibility that regulatory agencies that directly or indirectly impact aspects of the Academy's business could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner.


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

RESULTS OF OPERATIONS
The Academy had net income of $115,000 or $0.03 per share for the quarter ended March 31, 1997 compared to net income of $58,000 or $0.02 per share for the quarter ended March 31, 1996. The Academy had net income of $286,000 or $0.08 per share for the nine months ended March 31, 1997 compared to net loss of $362,000 or $(0.11) for the nine months ended March 31, 1996.

Net income for the quarter and the nine months ended March 31, 1997 reflects continuing operations of the Academy's main campus in San Francisco and the opening in October 1996 of the College of Food campus in Salinas, California.


                            FOR THE QUARTER ENDED  FOR THE NINE MONTHS ENDED
                              3/31/97  3/31/96       3/31/97    3/31/96
                             --------  -------      ---------  ---------
NET INCOME (LOSS):
Main Campus                  $160,000  $58,000      $ 401,000  $(362,000)
College of Food               (45,000)               (115,000)
                             --------  -------      ---------  ---------
                             $115,000  $58,000      $ 286,000  $(362,000)
                             --------  -------      ---------  ---------
                             --------  -------      ---------  ---------

PRIMARY EARNINGS PER SHARE DATA:
Main Campus                    $ 0.04    $0.02         $ 0.11     $(0.11)
College of Food                 (0.01)                  (0.03)
                             --------  -------      ---------  ---------
                               $ 0.03    $0.02         $ 0.08     $(0.11)
                             --------  -------      ---------  ---------
                             --------  -------      ---------  ---------



Management believes improved operating results at the Main Campus are a result of the changes to the enrollment program and restructuring implemented in the last quarter of fiscal 1996. The results from the College of Food reflect the opening of the first extension campus in Salinas in October 1996 and the initial cost of operations. Management believes these costs are an investment in the development and growth of the College of Food concept.


Total revenues for the quarter were $4,121,000 compared to $3,998,000 for the same quarter last year, an increase of $123,000 or 3.1%. Total revenues for the nine months ended March 31, 1997 were $11,439,000, an increase of $248,000 or 2.2% from the same period in the prior year.


Revenues from culinary arts education, which typically account for approximately 80% of total revenues, for the quarter were $3,401,000 compared to $3,413,000 for the same quarter last year, a decrease of $12,000 or 0.4%. The decrease during the quarter was due primarily to Christmas break schedule changes resulting in fewer revenue recognition days in the third quarter of 1997 compared to the same quarter in the prior year. Culinary arts education revenues for the nine months ended March 31, 1997 were $9,433,000 compared to $9,243,000 for the same period last year, an increase of $190,000 or 2.1%. The increase is due primarily to higher program fees and lower student attrition rate.


Enrollment in the A.O.S. Culinary Arts Degree Program and Baking & Pastry Certificate Program totaled 650 students as of March 31, 1997 compared to 659 students as of March 31,

1996, a decrease of 9 students or 1.4%. The decrease in ending enrollments was expected due to the change in the A.O.S. Culinary Arts Degree Program enrollment structure wherein smaller class sizes are enrolled with greater frequency. Due to the fact that classes graduating had been higher in size than starting classes for a period of time, ending enrollment count was depressed. Management believes that this depressive effect is substantially over by the end of the third quarter of 1997. New student enrollments totaled 472 for the nine months ended March 31, 1997 compared to 442 students for the same period in the prior year, an increase of 6.8%. Management believes the increase is the result of changes to improve A.O.S. Degree Program curriculum; change in the enrollment cycle to admit smaller classes with greater frequency; and improvements to the enrollment management process and the restructuring of its Admissions Department. Management believes the increased enrollment activity is evidence that the actions taken to correct prior declining enrollments have proven successful. There can be no assurance, however, that management's corrective actions will be continue to be successful or that enrollments or revenues will increase in the future.



Restaurant and catering revenues for the quarter ended March 31, 1997 were $623,000 compared to $465,000 for the same quarter last year, an increase of $158,000 or 34.0%. Restaurant and catering revenues for the nine months ended March 31, 1997 were $1,700,000 compared to $1,521,000 for the same period last year, an increase of $179,000 or 11.8% from the same period in the prior year. The increase is primarily due to higher banquet sales.



Retail, media and other revenues for the quarter were $97,000 compared to $120,000 for the same quarter last year, a decrease of $23,000 or 19.2%. Retail, media and other revenues for the nine months ended March 31, 1997 were $306,000 compared to $427,000 for the same period in the prior year, a decrease of $121,000 or 28.3%. The decrease is due primarily to lower sales in the Academy's retail store, which was relocated within the San Francisco facility during December 1996 and the conversion of the former store into a kitchen, offset by higher book royalty revenue.


Total cost of sales for the quarter ended March 31, 1997 were $894,000 compared to $770,000 for the same quarter last year, a increase of $124,000 or 16.1%. Total cost of sales for the nine months ended March 31, 1997 were $2,409,000 compared to $2,333,000 for the same period last year, an increase of $76,000 or 3.3%. The increase is primarily related to higher program supplies cost as a result of higher number of enrolling students, offset by lower cost of food and beverage resulting from purchasing and inventory management efficiencies.


Total fixed costs for the quarter ended March 31, 1997 were $953,000 compared to $936,000 for the same quarter last year, an increase of $17,000 or 1.8%. The increase is due primarily to higher depreciation and amortization expense related to additional capital expenditures, including equipment and leasehold improvements for the Academy's first extension campus during the nine months ended March 31, 1997, offset by reductions in telephone, security and other costs. Total fixed costs for the nine months ended March 31, 1997 were $2,762,000, a decrease of $3,000 or 0.1% from the same period in the prior year. The decrease is due primarily to lower telephone, security and other costs as well as lower repair and maintenance costs, offset by higher depreciation and amortization expense.

Total operating expenses for the quarter ended March 31, 1997 were $2,095,000 compared to $2,188,000 for the same quarter last year, a decrease of $93,000 or 4.3%. Total operating expense for the nine months ended March 31, 1997 were $5,817,000 compared to $6,594,000 for the same period last year, a decrease of $777,000 or 11.8% from the same period in the prior year. The decrease is primarily related to lower compensation and benefits expense, reduction in outside services and lower advertising and promotion expense resulting from the Academy's restructuring plan implemented during the fourth quarter of fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES
Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.


At March 31, 1997, the Academy's principal sources of liquidity included cash and cash equivalents of $2,845,000 and net accounts receivable of $2,904,000 compared to $3,284,000 and $2,787,000 as of June 30, 1996, respectively. The decrease in cash and cash equivalents is due primarily to the Academy's using cash and cash flow from operations to fund capital expenditures. The increase in net accounts receivable is due primarily to increase enrollments. The Academy has long-term obligations of $605,000 and working capital of $1,195,000 at March 31, 1997 compared to $2,556,000 and $935,000 as of June
30, 1996. The decrease in long-term obligations is due primarily to the conversion of $1,400,000 of subordinated debt to Series A Preferred Stock in August 1996.


As of March 31, 1997, the Academy had no outstanding loans with banks. Other term loans aggregate in the amount of $54,000. As of June 30, 1996, the Academy had $792,000 of outstanding term loans with banks and $24,000 in other term loans.

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

ITEM 2.  CHANGES IN SECURITIES                        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a). The annual meeting of the shareholders' was held on March 15, 1997. Five directors were elected. The vote was as follows:

                                               NUMBER OF SHARES
         NAME                             FOR        AGAINST     ABSTAIN
         ---------------------         ---------     -------     -------
         Theodore G. Crocker           3,089,869      None       130,205
         W. Bruce G. Bailey            2,957,366      None       130,205
         James D. Cockman              2,949,766      None       137,805
         Frederick L. Dame             2,949,766      None       137,805
         Grover T. Wickersham          2,957,366      None       130,205


         All directors were elected to one year terms.

(b.)     The shareholders' ratified the appointment of Deloitte & Touche, LLP as the Academy's independent public accountants.  The vote was as follows:


                                NUMBER OF SHARES
                            FOR        AGAINST   ABSTAIN
                         ---------     -------   -------
                         2,954,316     127,285    5,970


ITEM 5.  OTHER INFORMATION                            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) EXHIBITS

      EXHIBIT NO.        DESCRIPTION
      -----------       ------------------------------------------------------
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

                                           CALIFORNIA CULINARY ACADEMY, INC.

May 15, 1997                           By:  /s/  Robert A. Stoffregen
                                          ------------------------------------
                                           Robert A. Stoffregen
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)