Form 10KSB
period 1997-06-30
CALIFORNIA CULINARY ACADEMY INC
filed 1997-10-14
CIK 858915

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities and Exchange Act of 1934
    For the fiscal year ended June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the transition period from                        to
                                     --------------------

                           COMMISSION FILE NUMBER: 0-21932

                          CALIFORNIA CULINARY ACADEMY, INC.

                    (Name of small business issuer in its charter)
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes    X    No      .
               -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

Revenues for the most recent fiscal year were:  $15,339,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sale price on September 30, 1997, was $18,621,000.

The number of shares outstanding of the issuer's Common Stock as of September 30, 1997, was 3,568,454.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format.   Yes         No    X   .
                                                     -------    -------

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1 - Business," including the section therein entitled "Risk Factors," and in "ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        PART I

ITEM 1.  BUSINESS

The California Culinary Academy, Inc., ("Academy") is one of the largest publicly held, for-profit professional culinary arts training schools in the United States (based on the number of students enrolled in its programs) offering a variety of programs to culinary arts professionals, serious amateurs and other members of the public who may be interested in specific culinary subjects. The Academy operates at two locations: the main campus located in San Francisco, California and at an extension campus in Salinas, California. In conjunction with its educational activities, the Academy operates two public restaurants and a small retail shop at its San Francisco campus, serving a clientele that consists of students, staff and the general public.

The Academy has been in operation since 1977, offering its core programs, consisting of the Associate of Occupational Studies ("AOS") Culinary Arts Degree Program ("AOS Program"), the Baking & Pastry Arts Certificate Program ("B&P Program") and weekend continuing education programs for professionals and other courses or workshops for interested non-professional students.

In October 1996, the Academy introduced a new concept in culinary education when it opened its "College of Food," at its extension campus in Salinas. The strategy of the College of Food is to increase students' basic knowledge of kitchen skills, sanitation and supervisory skills, as well as offering specialized courses in baking and pastry. The College of Food concept is designed to attract students who wish to enter the culinary field, food service workers who need specialized training or individuals who simply want to expand their culinary knowledge. Because the curriculum at the Academy focuses on practical skills and techniques that the Academy believes are critical to success in the food industry, the Academy has historically enjoyed a high job placement rate among its graduates.

As of September 1, 1997, the Academy has graduated approximately 4,900 students from its professional programs. In addition, thousands of individuals have attended one or more of its continuing education classes. For the year ended June 30, 1997, the Academy averaged approximately 610 full-time students in its AOS Program and B&P Program. These programs are designed to accommodate up to 25 students in each of approximately 25 enrollment periods per year for the AOS Program and nine enrollment periods for the for the B&P Program. The College of Food, which can accommodate up to approximately 140 students with new enrollments occurring approximately every three to four weeks, averaged 17 students during the year ended June 30, 1997.

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

EDUCATIONAL PROGRAMS

The Academy's professional programs are designed to prepare students for entry-level professional positions or for individual advancement to supervisory positions in foodservice operations. The primary educational offerings of the Academy are the AOS Culinary Arts Degree Program (the "AOS Program") and the Baking &

Pastry Arts Certificate Program ("B&P Certificate"). The Academy has also applied for certification of its Basic Professional Culinary Skills Program at the College of Food. Completed coursework from the College of Food's Basic Professional Culinary Skills Program is transferable into the Academy's AOS Program. In addition to its degree and certificate programs, the Academy also offers a large variety of non-degree programs for professionals and other students. All professional programs emphasize "hands on" practical experience.

Full-time classes at the main campus in San Francisco are offered in two seven-hour shifts, from 7 AM to 10 PM, Monday through Friday. At the College of Food, classes are offered in a choice of four hours shifts, from 9 AM to 1 PM or from 6 PM to 10 PM for part-time students. Part-time students typically have full or part-time jobs and the choice of classes accommodates their employment schedules. Continuing education courses are offered on weekends at the Academy's main campus.

AOS PROGRAM

The Culinary Arts Program provides an intensive 18-month course of study leading to an Associate of Occupational Studies ("AOS") degree in Culinary Arts. The program is divided into two academic terms. Enrollment periods begin every two weeks, which provides students with flexible scheduling options and most efficiently utilizes the services of the Academy's chef instructors and the Academy's facilities.

The curriculum of the AOS Program, which integrates classical and modern culinary techniques with strong kitchen management skills, is designed to prepare students for professional entry into the foodservice industry. Courses include Food Science and Technology, Food History and Anthropology, Baking and Pastry, Skill Development, Garde Manger, Hospitality Management, Production Kitchens, Wine Appreciation and other related subjects. In these courses students learn how to prepare breads, pastries, desserts, appetizers, soups, sauces, vegetables, salads, sandwiches, hors d'oeuvres, cold buffets, and entrees. They also learn to identify, fabricate and portion meats, poultry and fish. The professional kitchen management courses include such topics as sanitation, hygiene, safety procedures, cost control, human resource management and styles of table service.

Integral to the coursework is experience operating the Academy's two restaurants and participating in an externship. See "-Restaurants, Retail and Media." In connection with the Academy's restaurant operations, students rotate through kitchen stations in order to gain proficiency in various skills needed to perform at professional standards in a commercial kitchen, and serve the general public clientele in both sit-down and buffet-style settings. The AOS Program provides a sequential course of study culminating in a three-month off-site externship where students gain actual experience working under a highly qualified professional chef.

As of September 1, 1997, tuition and fees for the AOS Program total approximately $27,000 for the full 18-month course of study. This fee includes textbooks, uniforms, knife kits, the cost of food used in the classrooms and one meal per day, in addition to the cost of course instruction. Tuition is payable in installments during the two academic terms. Financial assistance is available to eligible students. See "-Government Financial Aid Programs and Regulation."

BAKING & PASTRY CERTIFICATE PROGRAM

The Baking & Pastry Certificate Program (the "B&P Certificate") is designed for those students interested in professional baking. The program provides 30 weeks of comprehensive study, with an emphasis on the hands-on application of fundamental techniques and ingredients. The program is divided into four modules, including (i) breads and doughs, (ii) cakes, (iii) service pastry and desserts, and (iv) chocolate, confectionery and showpieces. In addition, the curriculum includes professional development courses on safety and sanitation, nutrition and human resource management. Although not included as a required part of the curriculum, externships are available. Enrollment periods begin approximately every five weeks and each session can accommodate up to 25 students.

As of September 1, 1997, tuition and fees for the B&P Certificate total approximately $11,000 for the full 30-week course of study. This fee includes textbooks, uniforms, knife kits, cost of food, one meal per day and supplies. Deferred payment plans and financial assistance are available to eligible students. See "-Government Financial Aide Programs and Regulation."

BASIC PROFESSIONAL CULINARY SKILLS PROGRAM

The Academy has applied to the California Council for Private Postsecondary and Vocational Education ("CPPVE") for certification of its 12-credit course of study offered at the College of Food. A decision on this certification application is expected in early 1998. The Academy believes that its College of Food Basic Skills Program will receive the certification being sought; however, there can be no assurance that the College of Food Basic Skills Program will be approved by CPPVE in its current configuration or at all.

The College of Food Basic Skills Program requires completion of 352 hours of study for 12 credits as follows: 32 hours of Safety and Sanitation; 128 hours of Kitchen Skills; 64 hours of Basic Baking skills; 64 hours of Garde Manger; 32 hours in Breakfast Cookery, and 32 hours of Current Topics in Mid-Scale Dining. Credits from the College of Food Basic Skills Program can be applied toward earning an AOS degree or a B&P Certificate through the Academy's core programs at the main campus.

As of September 1, 1997, tuition and fees for the Certificate of Basic Professional Culinary Skills Program is $3,465.

NON-DEGREE OR CERTIFICATE PROGRAMS

In addition to its educational programs leading to the AOS Degree in Culinary Arts, the B&P Certificate, and the College of Food Certificate of Basic Professional Culinary Skills (upon approval by CPPVE), the Academy offers non-degree continuing education courses for professionals and serious amateurs as well as other courses of interest to anyone who likes to cook. The professional non-degree continuing education programs address traditional kitchen skills with emphasis on palate development, cooking techniques, and sauces.

The courses generally are offered on consecutive weekends, and cover a variety of subjects. Currently the Academy offers a series of eight-week culinary courses, a 14 week baking and pastry series. Fees for the non-degree professional programs range from $1,100 to $1,775.

Completed coursework can be applied toward earning an AOS degree or a B&P Certificate.

EDUCATIONAL SERVICES

JOB PLACEMENT FOR PROFESSIONAL PROGRAM STUDENTS AND GRADUATES. The Academy's Career Services staff assists currently enrolled students and graduates in obtaining positions in the food industry in a number of ways. The Career Services Office houses reference material containing current job openings that include entry level through advanced positions throughout the United States and foreign countries. For students and graduates who are unable to access the current job openings on campus, these job openings are also recorded on the Job Hotline, a telephone announcement that is updated weekly. Twice per year during the Academy's Spring and Fall Recruitment Weekend, the Career Services staff coordinates a Career Fair featuring representatives from all areas of the food industry seeking to hire students and graduates of the Academy. The Career Services staff also coordinates interview schedules for companies recruiting students and graduates directly from the Academy during the Recruitment Weekend. In addition, individual counseling sessions, resume assistance and other career development materials are available through the Career Services Office. While the Academy does not guarantee employment or specific positions upon graduation, it believes its name, reputation, and high job placement rate are factors that attract students to its professional programs.

Students interested in part-time or full-time jobs while they are enrolled at the Academy can contact the Career Services Office. The Academy provides students with names of prospective employers seeking catering staff or other part-time and full-time assistance. Additionally, the Academy itself offers part-time employment. For example, the Academy's Food and Beverage Department hires students to assist with special functions and events, such as private parties and corporate events held in its restaurants. The Academy also offers federal work-study opportunities.

ALUMNI RELATIONS.   The California Culinary Academy alumni relations and career services personnel are available to refer graduates to other alumni, answer questions, provide programs, activities and professional opportunities.

RECRUITMENT AND ADMISSIONS.   Students are recruited both domestically and
internationally. Statistics compiled in August 1997 show that as of June 30, 1997 approximately 80% of the full-time students enrolled in the Academy's AOS or B&P Certificate programs are from Northern California. Applications for admission to the professional programs are reviewed by the Academy's admissions staff. In considering an applicant for admission to the AOS or B&P Certificate programs, the admissions staff first determines whether an applicant meets certain minimum prerequisites, including: (I) demonstrated motivation towards a career in the culinary arts; (II) graduation from high school with at least a
2.0 grade point average or passage of an approved high school equivalency examination; and (III) for those whose native language is other than English, passage of the TOEFL test of English as a Foreign Language with a score of at least 550 out of a total of 665. Experience in the food industry is viewed favorably by the admissions staff but is not considered a prerequisite for admission to any of the Academy's programs. Applicants to the Academy's College of Food programs are required to have a high school diploma or to have passed an approved high school equivalency examination. In lieu of this requirement, an applicant must pass an entrance examination and may be required to be interviewed by the chef instructor.

The Academy has articulation agreements with 18 regional junior colleges allowing certain courses to be transferred to the Academy for credit. The Academy believes this arrangement enables it to recruit more effectively from junior colleges.

The Academy believes that an important recruiting tool is its media exposure. A 13-part series, COOKING AT THE ACADEMY, was developed and written by the Academy and produced by the San Francisco public television station, KQED. This series has been shown in its entirety since 1991 through the Public Broadcasting System to the over 250 major media markets in the United States. In the spring of 1995, a new 26-episode series of COOKING AT THE ACADEMY began airing on public television stations throughout the country. Additionally, the Academy is featured in a syndicated radio talk show, FOOD FOR THOUGHT, airing in the central California Monterey Bay area on KSCO radio, as well as DINING AROUND WITH GENE BURNS on KGO radio in San Francisco. The Academy believes that such widespread exposure has enhanced the Academy's name recognition, reputation and new student recruitment efforts. See "-Restaurants Retail and Media."

On-site admissions representatives, who are full-time salaried employees, are responsible for recruiting students at the Academy. These admissions representatives consult with prospective students who are referred by alumni, respond to the Academy's advertising or are otherwise motivated to contact the school.

EDUCATIONAL PROGRAM DEVELOPMENT. The Academy's ability to attract new students and place graduating students depends to a significant extent on its ability to offer educational and training programs that provide students with skills sought after in the food industry. Given the continual changes in professional cooking and professional baking, the Academy believes it is critical that the most current methods are taught. The Academy's Educational Program Committee (consisting of members of the Academy's faculty, administration, and focus groups from the food industry), attempts to respond quickly to both the culinary and business needs of the food industry. Recent enhancements to the AOS curriculum address profiling the culinary arts program toward the global cuisine of today's industry. Coursework in areas such as Foods of the Americas, Asian Cuisine and a computer software course in food industry applications respond directly to existing and current demands placed upon the Academy's students upon graduation.

EDUCATION-OPERATIONS DEPARTMENT. The Education-Operations Department is responsible for the quality and delivery of the education process, including direct responsibility for curriculum content and sequencing, chef instructor training and development and teaching and evaluation methods. The Director of Education-Operations is assisted by the heads of each educational area - Basic Skills, Culinary Production, Baking and Pastry and Related Subjects, each of whom serves as an instructor in the AOS degree or B&P Certificate programs. In addition, the Department develops, monitors, and updates the educational programs offered at the Academy.

STUDENT RETENTION. The Academy continually focuses significant efforts on maintaining high retention rates for students. For the fiscal years ended June 30, 1997 and 1996, approximately 82% of the then enrolled students successfully
completed the AOS Culinary Arts Degree Program on schedule.   An additional 5%
graduated at a later date. However, as is the case at most institutions of higher education, some of the Academy's students end their studies early for personal, financial or academic reasons. The Academy faculty maintain weekly office hours to provide academic assistance and to advise students. The Academy faculty and administration are also available to provide support and referrals to students experiencing personal difficulties.

RESTAURANTS, RETAIL AND MEDIA

RESTAURANTS. The Academy operates two public restaurants at its San Francisco campus: the Careme Room, a fine dining restaurant with seating for approximately 325 diners, and the mid-scale Grill, with seating for approximately 125 diners. The restaurants are open to the public seven days per week for lunch and dinner, excluding school holidays. The restaurants are staffed by students under faculty supervision and serve as an important teaching environment since they provide "hands-on" experience in restaurant food preparation, service and management. In addition, the restaurants provide an additional source of revenue. (See "Management's Discussion and Analysis of Financial Condition and
Results of Operations)."   As a part of the AOS Program, the Academy's students
are instructed in dining room service styles, as well as professional cooking and food and beverage management.

RETAIL.   The Academy operates a small retail shop at its San Francisco campus.
The retail shop, which services students, staff and the public, is open five days per week, offering drinks and a limited deli selection. In addition, the shop offers various clothing items bearing the Academy name and logo, cookbooks, videotapes of the two COOKING AT THE ACADEMY series, knife kits bearing the Academy logo and trademark and other selected cooking tools.

MEDIA. The Academy has a multi-year agreement with Simon & Schuster to author and publish four cookbooks. Presently manuscripts have been submitted and accepted for one book. Publication of the first of the series, WRAPS, is scheduled for February 1998. The agreement provides for the Academy to earn fees for the delivery of acceptable outlines and completed manuscripts to the publisher, in addition to royalties ranging from 6% to 10% on the sale of published works.

The Academy developed and wrote the 13-part television series, COOKING AT THE ACADEMY, produced in 1991 by San Francisco public television station KQED, which features cooking instruction on specific topics by the Academy's chef instructors or former chef instructors. Over 135,000 copies of the accompanying cookbook, COOKING AT THE ACADEMY, have been distributed under various distribution agreements. In addition, a series entitled "California Culinary Academy Cookbooks," which includes 30 titles, has sold over two million copies since 1985.

In 1995, 26 new episodes of COOKING AT THE ACADEMY began airing on public television stations throughout the country. Over 85,000 copies of the accompanying cookbook, FESTIVE FAVORITES, have been distributed under various distribution agreements.

The Academy hosts a radio talk show, FOOD FOR THOUGHT, airing in the Monterey Bay area on KSCO radio as well as DINING AROUND WITH GENE BURNS on KGO radio in San Francisco.

The Academy maintains a home page on the Internet at "www.baychef.com" as a promotion and marketing tool to attract new students. The Academy's website provides information on the Academy's educational programs and personnel, programs costs, admissions procedures and forms and allows interested parties to communicate with the Academy via e-mail and to order selected merchandise from the Academy's retail store.

ACCREDITATION OF THE ACADEMY AND ITS PROFESSIONAL PROGRAMS

Accreditation is a process for evaluating educational institutions and their professional programs. Such evaluation process recognizes the quality of educational program offerings and entitles the schools to the confidence of the educational community, federal and state government agencies and the public at large.

In the United States, this accreditation is given primarily through non-government, voluntary, institutional or professional associations. Those groups establish criteria for accreditation, arrange site visits and evaluate institutions and professional programs that desire accredited status, publicly designating those that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the level of program performance, content and teaching and administrative quality required by the accrediting body.

The Academy is recognized in its postsecondary educational programs by the U.S. Department of Education ("DOE") and by the California Council for Private Postsecondary and Vocational Education ("CPPVE"). The Academy is accredited by the American Culinary Federation Educational Institute Accrediting Commission ("ACFEI") and by the Accrediting Commission for Career Schools/Colleges of Technology ("ACCSCT").

The Academy is approved by CPPVE to grant to its students who successfully complete the full-time Culinary Arts Degree program an Associate of Occupational Studies ("AOS") degree in Culinary Arts and a Certificate in Baking and Pastry Arts for those students completing the full-time Baking & Pastry program. Approval from CPPVE is renewed periodically in accordance with the provisions of the California Education Code.

The Academy has applied for a Certificate of Basic Professional Culinary Skills for those students completing the Basic Professional Culinary Skills program in the College of Food from CPPVE.
The Academy's courses of instruction for the AOS and Baking & Pastry Certificate programs are approved for veterans training by the federal Department of Veterans Affairs under the GI Bill of Rights and the Veterans Education Assistance Programs ("VEAP") and for foreign students under the rules and regulations of the Immigration and Naturalization Service ("INS").

GOVERNMENT FINANCIAL AID PROGRAMS AND REGULATION

The Academy's students finance their education, in whole or part, through individual resources, with approximately 64% of students receiving some form of financial aid assistance. Approximately 37% of the Academy's fiscal 1997 educational program revenues were derived from federal and/or state government-sponsored financial aid. On the basis of financial information provided by the student and/or the student's family, the Academy develops an assistance package for students who are eligible for financial aid. To maintain financial assistance eligibility, students must demonstrate satisfactory academic progress.

Extensive and complex regulations govern all of the government grant and loan programs in which the Academy and its students participate. These programs are required to be administered in accordance with the standard of care and diligence of a fiduciary and are subject to annual audits. All of the Academy's financial aid counselors and the Director of Financial Aid are certified by the State of California. Any regulatory violation could be the basis for suspension, limitation, or termination proceedings. No suspension, limitation, or termination proceedings have ever been instituted against the Academy.

In July 1995, the Academy was recertified by the DOE that it is eligible to continue to participate in the federal financial aid programs under Title IV of the Higher Education Act ("HEA") through July 31, 1999.

An institution is required to meet certain specified financial standards in order to participate in Title IV financial aid programs administered by the DOE. Failure of an institution to adhere to those standards may result in the DOE requiring that institution to post a letter of credit or other surety to ensure that the institution is able to fulfill its educational commitments to its students and pay required refunds upon withdrawal. Management believes that the Academy can demonstrate financial responsibility in accordance with the standards set forth by the DOE.

The Academy devotes significant effort to properly and satisfactorily administering the financial aid programs in accordance with applicable government regulations and responsibilities. The Academy has established an internal review committee charged with ongoing compliance reviews to identify problems, to take expeditious corrective action and to implement any and all mandated changes in regulations affecting these programs on a timely basis. In addition, the Academy has: (i) developed job descriptions that the Academy believes comply with Federal Work Study ("FWS") employment at for-profit postsecondary institutions; (ii) adopted internal written procedures to ensure compliance with Title IV restrictions; and (iii) established and maintains general ledger control accounts and related subsidiary accounts to assist in the accurate and timely reporting of information to the DOE and other interested parties.

The following is a list of government financial aid programs in which the Academy's students participate:
      Federal PELL Grant
      Federal Supplemental Educational Opportunity Grant ("SEOG")
      Federal Stafford Loan Program (subsidized)
      Federal Stafford Loan Program (unsubsidized)
      Federal Perkins Direct Student Loan Programs ("Perkins")
      Federal Parent Loans for Undergraduate Students ("PLUS")
      Federal Work Study ("FWS")
      California State Grants A, B and C

The Academy is also approved to train veterans and, therefore, students may be eligible to receive benefits from the Veterans Administration.

The Academy's continued eligibility to participate in Title IV student financial aid loan programs is dependent, in part, on maintaining an acceptable "cohort" default rate. The cohort default rate is defined as the default rate of all federal financial aid loan programs, other than the Perkins program. The Perkins program default rate is calculated separately and is the smallest of the Academy's federally funded financial aid loan programs.

Any institution that has a cohort default rate of 25% or greater for three consecutive years will not be eligible to participate in certain Title IV student financial aid loan programs for approximately three years. The Academy's cohort default rate for the two-year period ending September 30, 1996 was 12.9%.

Approximately 37% of educational program revenues during fiscal 1997 were provided by federal and/or state government-sponsored financial aid programs, a substantial portion of which were derived from various student loan programs. Participating students make loan application to one of several federally approved financial institutions. The ability of private financial institutions to originate loans to the Academy's students is critical to the Academy's business.

Grants are funds made available to eligible students by the government and do not have to be repaid. The Academy is eligible to participate in federal PELL Grant and SEOG programs. Both are federal programs for undergraduates at postsecondary schools in the United States who have demonstrated sufficient financial need.

All government-subsidized financial assistance programs for students are subject to political and budgetary consideration outside the control of the Academy. No assurance can be given that governmental programs that are currently providing financial assistance and subsidies to students attending the Academy's education programs will remain available at present levels. A reduction or curtailment of funding levels, or other unanticipated changes in federal assistance program participation requirements, would result in lower enrollments and adversely impact the Academy's business.

COMPETITION

The Academy is one of the largest professional chef training schools in the United States, according to enrollment statistics in the 1996 SHAW GUIDE. However, the market for professional training of chefs is fragmented and regionally oriented. According to the American Culinary Federation Educational Institute, there are approximately 500 postsecondary culinary programs offered worldwide. These programs range from simple food programs offered by vocational training schools to fully accredited four-year programs.

As of June 30, 1997, admissions statistics show that approximately 80% of the Academy's students reside in Northern California. However, the Academy believes that it competes in the professional chef training market with, among others, the Culinary Institute of America, with its main campus in Hyde Park, New York and Johnson & Wales University in Providence, Rhode Island with campuses in Maryland, Colorado and Florida, founded in 1946 and 1914, respectively, both of which are not-for-profit institutions. The Academy believes that both of these institutions have secured significant financial and equipment contributions to build new facilities and expand their classrooms. The Academy's business will be subject to its ability to compete effectively with the Culinary Institute of America and Johnson & Wales, as well as other competitors now in, or which subsequently enter, the professional chef training market.

The Academy believes that competition in the professional chef training market is based primarily on the quality of an educational institution's faculty and educational services, the job placement of graduates and the quality of the academic facilities. The Academy believes that it competes favorably on these criteria and, in addition, that it is recognized for its quick reaction time to the industry's needs, and continued improvements in the quality of its training programs. There is no assurance, however, that the Academy will continue to be able to do so.

PROPRIETARY RIGHTS

The Academy has registered service marks consisting of the names "California Culinary Academy" and "College of Food" along with the CCA stylized logo, which are registered with the U.S. Patent and Trademark Office for various uses. In addition, the names "California Culinary Academy" and "College of Food" are tradenames of the Academy also registered with the U.S. Patent and Trademark Office. Although the Academy's service marks are incontestable by any party, no assurance can be given that such registrations are not cancelable on grounds other than prior use. The Academy plans to defend its marks in the event of unauthorized infringement. Such a defense would be time consuming and expensive, regardless of the outcome. Failure or inability to defend its marks could adversely impact the Academy's reputation and results of operations. Generally, a trademark is protected from infringement for a period of ten years, with renewal granted for an additional ten-year period. In 1989, the Academy renewed the registration for its "California Culinary Academy" trademark and tradename.

FACULTY AND EMPLOYEES

The Academy employed 153 persons at September 22, 1997, of which 20 were part-time. Those employees included the Chief Executive Officer, President, and Chief Financial Officer, 92 members of the administrative and operational staff and 38 chef instructors and adjunct faculty.

RISK FACTORS

In addition to various risks discussed throughout this report, the following risk factors might cause the Academy's financial results to differ materially from the results projected.

REGULATORY ISSUES. The Academy is subject to extensive regulation by state, federal and accrediting agencies. A substantial portion of the Academy's revenues are derived in connection with federal financial aid programs. Any failure to observe the various regulatory standards would have a material adverse effect on the business of the Academy. While the Academy believes that it can demonstrate financial responsibility in accordance with the standards set forth by the DOE, there can be no assurance that it will continue to be in compliance in the future.

COMPETITION. The market for post-secondary culinary education is highly competitive and fragmented. Other schools may offer similar programs, and may do so at lower rates due to government subsidies and tax-deductible contributions not available to for-profit institutions. The Academy believes that its programs compete favorably with other institutions providing culinary arts education: however, there can be no assurance that it will continue to stay in compliance or that the regulation will not materially change making it more difficult or impossible for the Academy to comply.

CHANGE OF CONTROL. The Academy would be ineligible to participate in Title IV financial aid programs in the event there were a "significant" change of ownership or control. In the event of such a change, the Academy would be required to apply for recertification, a process that could take several months. Given that most of the Academy's Common Stock is publicly traded or available for public sale, there can be no assurance that such a change of control may not occur.

ITEM 2.  PROPERTY

The Academy leases approximately 67,000 square feet of space at 625 Polk Street in San Francisco, California, an historic building. The monthly rental obligation is approximately $98,000, with a declining payment schedule over time. The Academy is also responsible for payment of its pro rata share of all leasehold expenses including insurance, taxes, utilities and maintenance, which were approximately $12,000 per month during fiscal year 1997. The lease term extends until March 31, 2013, with three five-year renewal options thereafter.

Academic facilities at the main campus at 625 Polk Street include lecture classrooms and 14 kitchens for practical training, including four baking and pastry kitchens, a confiserie, two garde manger kitchens, a seafood butchery, a meat butchery, three professional production kitchens, a demonstration kitchen and a skill development lab. Table service classroom facilities include two full service, student-run public restaurants, which seat more than 700 customers for lunch and dinner seven days a week. Other facilities include a retail shop for the sale of culinary art supplies and student prepared food products from the garde manger, pastry shop, bakery and confiserie. The Academy also has a library and offices for administrative, admissions, financial aid, educational services, faculty and consumer education.

In February 1994, the Academy entered into a two-year lease for approximately 1,500 square feet at 700 Polk Street in San Francisco, which it uses for certain of its educational programs. Rental payments on this location are approximately $2,700 per month. The lease expires in February 1998.

In July 1996, the Academy entered into a five-year lease for approximately 4,000 square feet in the city of Salinas, California for use as a culinary arts training center, the prototype College of Food. The lessor is a partnership whose partners include the Chairman of the Board of Directors and certain shareholders in the Academy. Independent members of the Board of Directors approved the lease. Management believes that these lease terms are no less favorable than those that the Academy may have negotiated with an independent landlord. The monthly rent for the facility is the greater of approximately $3,900 or 8% of gross sales, plus a share of common area and exterior maintenance charges that approximate $1,000 per month.
In August 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing. The monthly rental obligation is approximately $28,000.
The Academy is also responsible for payment of its pro rata share of insurance and real property taxes, which were approximately $1,500 per month during September 1997. The lease term extends until August 31, 2012, with three five-year renewal options thereafter.

In October 1997, the Academy purchased for approximately $1,900,000 a hotel building in San Francisco, across the street from its main campus, which it intends to use for student housing. It secured long-term financing of $1,200,000 to fund this purchase. No substantial renovation is required or contemplated.

Academy management estimates that its current facilities can accommodate approximately 1,230 students which the Academy believes is sufficient for its foreseeable needs. Once full enrollment in these facilities is achieved, the Academy believes additional facilities can be located.

ITEM 3.  LEGAL PROCEEDINGS

The Academy is subject to routine claims and litigation arising out of the normal conduct of its business. While the outcomes cannot be predicted with certainty, the Academy believes that such the resolution of such matters will not have a material effect on the Academy's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Academy's Common Stock traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "COOK." The following table sets forth the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated:

                                                   HIGH          LOW
                                                   ----          ---
         Fiscal Year Ended June 30, 1996:
         --------------------------------
         Quarter Ended September 30, 1995          $7.625      $4.375
         Quarter Ended December 31, 1995           $7.625      $6.500
         Quarter Ended March 31, 1996              $7.375      $6.188
         Quarter Ended June 30, 1996               $7.750      $6.500

         Fiscal Year Ended June 30, 1997:
         --------------------------------
         Quarter Ended September 30, 1996          $8.500      $7.500
         Quarter Ended December 31, 1996           $8.875      $8.000
         Quarter Ended March 31, 1997              $8.687      $7.250
         Quarter Ended June 30, 1997               $8.250      $7.000

On September 24, 1997, the last reported sale price for the Common Stock was $7.938 per share.

As of August 29, 1997, there were approximately 73 record holders of the Academy's Common Stock.

The Academy has never paid cash dividends on its Common Stock. At present, the Academy intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future except as may be required to be paid on its Series A Preferred Stock. Beginning September 30, 1996, it was required to pay and has paid quarterly dividends on its outstanding Series A Preferred Stock at the annual rate of $.4125 per share. An aggregate of $125,313 in cash dividends was paid during the fiscal year ended June 30, 1997, in addition to a distribution in Series A Preferred Stock of 6,300 shares on such Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto located on pages 17 through 22.

The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Program, the B&P Certificate program, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class. The 30-week B&P Program enrolls classes on a five week cycle typically ranging in size from 15 to 20 students with five classes enrolled as of June 30, 1997. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California. As of September 30, 1997, approximately 45 students are enrolled in the Basic Professional Culinary Skills program in Salinas. The College of Food enrolls students every three to four weeks. Weekend professional programs are currently offered every eight or fourteen weeks. As of September 30, 1997, the Academy has 44 students enrolled in various weekend professional programs.

Consumer education consists of programs oriented to a part-time audience.
The course length and content address the interests of food industry professionals, home cooks and career changers. These courses include single topic classes and various three or four class series current topics and basic skills.

Restaurant and retail operations include two restaurants and a private dining room which is generally open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student-prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the COOKING AT THE ACADEMY television series and cookbook royalties. Certain expenses such as food costs and costs of goods sold related to both educational services and retail restaurant operations.

Revenues from the Academy's AOS Program and the B&P Program rely exclusively on enrollments in those programs. Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and recognized over the length of program as students complete course work required for graduation.

The Academy believes that manageable growth is achievable through the addition of extension campuses offering selected courses from the AOS Program at training facilities such as its College of Food at Salinas, California and by the addition of contract training programs offered to the food industry. While management believes that this strategy will enable it to significantly increase revenues by providing additional educational and training resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy.

Except for historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this Report involve numerous risks and uncertainties, including those discussed in this Report, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. See "Business - Risk Factors."

RESULTS OF OPERATIONS

The Academy earned net income of $160,000 for the 1997 fiscal year, or $0.04 per share, compared to a net loss of $999,000, or $(0.32) per share for the prior year.

Total revenues increased 3.1% for the fiscal year ended June 30, 1997 ("Fiscal 1997") to $15,339,000 from $14,882,000 for the prior year. Total revenues from culinary arts education for Fiscal 1997 were $12,682,000 compared to $12,178,000 for the prior year, an increase of 4.1

Total student count as of June 30, 1997 increased 10.1% to 599 students in the AOS, B&P and College of Food programs compared to 544 for the prior year. The increase is primarily attributable to the introduction of the College of Food programs as well as changes in the frequency of class starts for the AOS program.

Restaurant, retail, media and other sales were $2,657,000, or 17.3% of total revenues, during the fiscal year ended June 30, 1997, compared to $2,704,000, or 18.2% of total revenues for the prior year. Prior year's revenue reflected a one-time royalty of $150,000 for the use of the Academy's trademark, logo and certain content in computer CD-ROM software products.

Operating expenses were $11,875,000 or 77.4% of revenues for the fiscal year ended June 30, 1997, compared to $12,376,000, or 83.2% of revenues, for the prior year. The decrease was primarily attributable to reduced expenditures for compensation, advertising, outside services, rent, security, business taxes, repairs and maintenance and bad debts offset partially by increased legal expenses and depreciation expenses on capital improvements.

Food and beverage costs were $1,744,000, or 11.4% of revenues for the year for the fiscal year ended June 30, 1997, compared to $1,692,000, or 11.4% of revenues, for the prior year. The increase was primarily attributable to increased food and beverage sales.

For Fiscal 1997, interest income, net of interest expense, was $52,000, or 0.3% of revenues, compared to interest expense, net of interest income, of $81,000, or 0.5% of revenues, for the prior year. The decrease in net expense was attributable to lower borrowing levels.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Academy has financed its long-term growth from the issuance of debt and equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At June 30, 1997, the Academy's principal sources of liquidity included cash and cash equivalents of $2,308,000 and net accounts receivable of $2,847,000. At June 30, 1997, the Academy had working capital of $951,000. During Fiscal 1997, the Academy generated $448,000 in positive cash flow from operations.

Subsequent to year-end, the Academy purchased a building in San Francisco, which it intends to use for student housing, for approximately $1,900,000, including closing costs. It secured long-term financing of approximately $1,200,000 to fund this purchase. See "Properties."

ITEM 7.  FINANCIAL STATEMENTS

The Balance Sheet of the Academy at June 30, 1997, and the related Statements of Operations, Shareholders' Equity and Cash Flows for the years ended June 30, 1997 and 1996, and notes to the financial statements are located on pages 15 through 29.

                                                              Form 10-KSB Page
                                                              ----------------
    Report of Independent Public Accountants
    Deloitte & Touche, LLP                                           15

    Balance Sheets at June 30, 1997 and 1996                         16

    Statements of Operations for the years ended
    June 30, 1997 and 1996                                           17

    Statements of Shareholders' Equity for the years
    ended June 30, 1997 and 1996                                     18

    Statement of Cash Flows for the years ended
    June 30, 1997 and 1996                                           19

    Notes to Financial Statements                                     20

                              DELOITTE & TOUCHE OPINION



[Letterhead]

Board of Directors and Shareholders
California Culinary Academy, Inc.:


We have audited the accompanying balance sheets of the California Culinary Academy, Inc. (the "Academy") as of June 30, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Academy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Academy at June 30, 1997 and 1996, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

September 15, 1997 (October 3, 1997 as to Note 12)

                          CALIFORNIA CULINARY ACADEMY, INC.
                                    BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                        ASSETS



                                                                               June 30,
                                                                        ----------------------
                                                                         1997          1996
                                                                        ---------    ---------
Current  Assets:
  Cash and cash equivalents                                              $2,308       $3,283
  Accounts receivable, net of allowance of $360 and $280                  2,847        2,786
  Inventories                                                               341          208
  Prepaid expenses and other assets                                         343          160
  Deferred tax asset                                                        188          145
                                                                        ---------    ---------
       Total Current Assets                                               6,027        6,582
                                                                        ---------    ---------
Property and equipment, net of depreciation and amortization              4,965        4,117
Intangible assets, net                                                      419          546
Long-term investments - restricted                                                       646
Other assets                                                                215          967
                                                                        ---------    ---------

       TOTAL ASSETS                                                     $11,626      $12,858
                                                                        ---------    ---------
                                                                        ---------    ---------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $680         $749
  Accrued liabilities                                                       508          477
  Deferred revenue                                                        3,212        3,795
  Student prepayments                                                       356          258
  Current portion of term loans                                              50          292
  Current portion of capital lease obligations                               67           76
  Other current liabilities                                                  88
                                                                        ---------    ---------
       Total Current Liabilities                                          4,961        5,647
                                                                        ---------    ---------
Note payable to bank                                                                     500
Capital lease obligations                                                   148          215
Other non-current liabilities                                                            441
Subordinated convertible notes payable                                                 1,400
Shareholders' Equity:
  Convertible Preferred stock, no par value, 5,000,000 shares authorized, 254,500 issued and outstanding; liquidation
    preference $5.50 per share                                              953
  Common stock, no par value, 20,000,000 shares authorized,
    3,393,900 issued and outstanding                                      9,649        8,741
  Retained deficit                                                      (4,085)      (4,086)
                                                                        ---------    ---------
       Total Shareholders' Equity                                         6,517        4,655
                                                                        ---------    ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $11,626      $12,858
                                                                        ---------    ---------
                                                                        ---------    ---------


      The accompanying notes are an integral part of these financial statements.

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
            (DOLLARS IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

                                                          Year Ended June 30,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
Revenues:
  Culinary arts education                                $12,682      $12,178
  Restaurants & catering                                   2,299        1,965
  Retail, media and other                                    358          739
                                                       ----------  ----------
       Total revenues                                     15,339       14,882

Cost of sales
  Food & beverage                                          1,744        1,692
  Program supplies                                           791          614
  Scholarships & grants                                      216          215
  Merchandise & other                                        498          544
                                                       ----------  ----------
                                                           3,249        3,065
                                                       ----------  ----------
Gross Margin                                              12,090       11,817
Operating expenses
  Occupancy                                                1,725        1,744
  Repairs & maintenance                                      393          434
  Telephone, security & other                                388          442
  Depreciation & amortization                              1,157          991
  Compensation & benefits                                  5,844        5,986
  Outside services                                           515          784
  Advertising & promotion                                    573          666
  Legal & other                                            1,280        1,329
                                                       ----------  ----------
                                                          11,875       12,376

Severance and other                                                      (359)
Interest income (expense)                                     52          (81)
                                                       ----------  ----------
  Income (loss) before provision for income taxes            267         (999)

Income tax provision (benefit)                               107
                                                       ----------  ----------
  Net income (loss)                                         $160        $(999)
                                                       ----------  ----------
                                                       ----------  ----------
Net income (loss) per share                                $0.04       $(0.32)
                                                       ----------  ----------
                                                       ----------  ----------
Weighted average common shares and equivalents         3,656,601    3,114,732
                                                        ----------  ----------
                                                        ----------  ----------



      The accompanying notes are an integral part of these financial statements.

                          CALIFORNIA CULINARY ACADEMY, INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                       (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)



                                                        Preferred Stock          Common Stock
                                                    --------------------- -------------------------   Retained
                                                     Shares      Amount       Shares     Amount       Deficit       Total
                                                    ---------- ---------- ------------- ----------- ------------ -----------
Balance at June 30, 1995                                              $0   3,095,600       $8,281     ($3,087)      $5,194

  Exercise of Stock Options                                                   87,500          447                      447

  Stock issued in exchange for services                                        3,000           13                       13

  Net loss for the year                                                                                  (999)        (999)
                                                    ---------- ---------- ------------- ----------- ------------ -----------

Balance at June 30, 1996                                  0            0   3,186,100        8,741      (4,086)       4,655
                                                    ---------- ---------- ------------- ----------- ------------ -----------

  Issuance of Preferred Stock                       254,500          953                                               953

  Exercise of Stock Options & Warrants
   (net of tax benefit)                                                      325,300        1,665                    1,665

  Repurchase of Common Stock                                                (117,500)        (757)                    (757)

  Preferred Stock Dividend Declared                                                                      (159)        (159)

  Net income for the year                                                                                 160          160
                                                                                                                         0
                                                    ---------- ---------- ------------- ----------- ------------ -----------

Balance at June 30, 1997                            254,500         $953   3,393,900       $9,649     ($4,085)      $6,517
                                                    ---------- ---------- ------------- ----------- ------------ -----------
                                                    ---------- ---------- ------------- ----------- ------------ -----------





      The accompanying notes are an integral part of these financial statements.

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)


                                                                         Year Ended June 30,
                                                                       -----------------------
                                                                         1997          1996
                                                                       ----------  -----------
Cash flows from operating activities:
  Net income (loss)                                                        $160        $(999)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                      1,157          991
       Tax provision                                                        107
       Provision for losses on accounts receivable                           80          275
       Accrued liabilities and accounts payable                                           13
       Gain on disposal of property                                           2
       Deferred rent                                                        (27)
  Changes in assets and liabilities:
       Accounts receivable                                                 (122)         522
       Inventories                                                         (133)          50
       Prepaid expenses and other assets                                   (234)        (244)
       Accounts payable                                                     (69)         (52)
       Deferred revenues                                                   (583)        (563)
       Accrued and other liabilities                                        110           44
       Other non-current liabilities                                                     (19)
                                                                       ----------  -----------
          Net cash provided by operating activities                         448           18
                                                                       ----------  -----------
Cash flows from investing activities:
  Acquisition of property and equipment                                  (1,877)        (464)
   (Increase) decrease in long-term investments                             646         (646)
                                                                       ----------  -----------
          Net cash used in investing activities                          (1,231)      (1,110)
                                                                       ----------  -----------
Cash flows from financing activities:
  Borrowings under term loan agreement                                                   500
  Borrowings under Convertible Note                                                    1,400
  Principal payments on term loan agreements                               (742)        (250)
  Principal payments on capital lease obligations                           (76)         (81)
  Proceeds from exercise of stock options and warrants                    1,480          447
  Repurchase of common stock                                               (757)
  Payment of Preferred Stock dividends                                      (63)
  Cost of Offering - Preferred Stock                                        (34)
                                                                       ----------  -----------
          Net cash provided by (used in) financing activities              (192)       2,016
                                                                       ----------  -----------
Net increase (decrease) in cash and cash equivalents                       (975)         924
Cash and cash equivalents, beginning of period                            3,283        2,359
                                                                       ----------  -----------
Cash and cash equivalents, end of period                                 $2,308       $3,283
                                                                       ----------  -----------
                                                                       ----------  -----------


      The accompanying notes are an integral part of these financial statements.

                             CALIFORNIA CULINARY ACADEMY
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997


NOTE 1 -- THE COMPANY

The California Culinary Academy, Inc. (the "Academy") was founded in 1977 and operates a professional school for chef training that stresses the fundamental techniques of modern classical cooking and baking. The operations of the Academy include an Associate of Occupational Studies ("AOS") Degree Program in Culinary Arts, a Certificate Program in Baking and Pastry Arts, weekend and short-course professional and vocational cooking classes, two public restaurants and a retail shop located in San Francisco. The Academy is accredited by the Accrediting Commission of Career Schools and Colleges of Technology of the Career College Association and the American Culinary Federation Educational Institute's Accrediting Commission.

Enrollment revenues from the Academy's AOS Degree Program and the Baking and Pastry Arts Certificate Program rely exclusively on enrollments in those programs. Starting in June 1996, AOS classes started every two weeks, allowing for more time slots, scheduling convenience and control over enrollment.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS The Academy considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Property and equipment consists of the following (dollars in thousands):

                                                          Year Ended June 30,
                                                        ----------------------
                                                          1997        1996
                                                        ---------- -----------
            Kitchen equipment                             $1,817     $  1,663
            Furniture, fixtures and equipment              3,542        2,543
            Construction-in-progress                          20           30
            Leasehold improvements                         4,485        3,777
                                                        ---------- -----------
                                                           9,864        8,013
            Less accumulated depreciation and
            amortization                                  (4,899)      (3,896)
                                                        ---------- -----------
                                                          $4,965     $  4,117
                                                        ---------- -----------
                                                        ---------- -----------

INTANGIBLE ASSETS
Intangible assets are stated at cost and consist primarily of the excess of the purchase price over the net tangible assets acquired in the original
purchase of the Academy.   Intangible assets consist of the following
(dollars in thousands):

                                                          Year Ended June 30,
                                                        ----------------------
                                                          1997        1996
                                                        ---------- -----------
            Favorable lease rights                        $1,476     $  1,476
            Goodwill                                         249          249
            Other                                              4
                                                        ---------- -----------
                                                           1,729        1,725
            Less accumulated amortization                 (1,310)      (1,179)
                                                        ---------- -----------
                                                            $419          546
                                                        ---------- -----------
                                                        ---------- -----------

Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives used in computing amortization are: favorable lease rights - 15 years; goodwill - 20 years; and other -one-year.

LONG-TERM INVESTMENTS
Long-term investments represent certificates of deposit, which were pledged as collateral for long-term bank debt.

REVENUE RECOGNITION
Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and is recognized as revenue over the length of program as
students complete course work required for graduation.   Revenue on
restaurant, retail and media sales is recognized at the time services are performed or goods are sold.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods, including the dilutive effect of stock options, warrants and convertible preferred stock using the treasury stock method.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Academy to concentrations of credit risk consist of cash, short-term cash investments, such as money market investments, and accounts receivable. The Academy invests substantially all of its excess cash funds in money market funds through high-quality financial institutions and grants credit to its students. The Academy believes that the investment risks associated with money market funds are minimal due to the high quality of the financial institutions through which the investments are made. The Academy believes the credit risk associated with its student accounts receivable is minimal as the majority of students receive some type of financial aid paid directly to the Academy. To reduce credit risk, the Academy performs ongoing evaluations of its students' financial condition and assists qualified students in obtaining student financial aid.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash paid for (dollars in thousands):


                                               Year Ended June 30,
                                             ----------------------
                                                1997        1996
                                             ----------  ----------
     Interest                                   $89        $66
     Income taxes                                17          0


Supplemental disclosure of non-cash investing and financing activities:

The Academy issued 254,500 shares of Series A Preferred Stock upon conversion of $1,400,000 of Convertible Subordinated Debt during the year ended June 30, 1997.

The Academy issued a promissory note of approximately $157,000 for the repurchase of Common Stock for the year ended June 30, 1997.

The Academy entered into a $190,000 capital lease obligation for office equipment for the year ended June 30, 1996.

NEW PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The Academy is required to adopt SFAS No. 128 in the second quarter of fiscal 1998 and will restate earnings per share (EPS) data for prior periods to conform to SFAS No. 128 at that time. Earlier application is not permitted.

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

Pro-forma amounts for basic and diluted EPS assuming SFAS No. 128 had been in effect for the years ended June 30, 1997 and June 30, 1997, respectively are as follows:

                                              Year Ended June 30,
                                             ----------------------
                                                1997        1996
                                             ----------  ----------
     Basic earnings per share                  $0.00      ($0.33)
     Diluted earnings per share                $0.00      ($0.33)


STOCK-BASED COMPENSATION
The Academy accounts for stock-based awards to employees using the intrinsic value method in accordance with ASPB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3 -- BANK DEBT

As of June 30, 1997, the Academy had no outstanding loans with banks.

     As of June 30, 1996, the Academy had available a revolving line of credit and term loan with a bank. The line of credit provided for borrowings up to $500,000 with interest at the prime rate of the bank, and was were used to finance working capital requirements. The term loan provided for borrowings up to $750,000 with interest at 1% above the prime rate of the bank. The line of credit and term loan were collateralized by certain fixed assets of the Academy. The term loan was further collateralized by a certificate of deposit. As of June 30, 1996, the Academy maintained a certificate of deposit of $355,000 with the bank, of which $146,000 was collateral for the term loan. As of June 30, 1996 there were no amounts outstanding on the line of credit; and in September 1996, the Academy canceled the line of credit. The term loan agreement with the bank contained certain affirmative covenants that the Academy was required to maintain. As of June 30, 1996, the Academy was in violation of certain covenants. The loan was classified as current and was repaid on October 9, 1996.

     In June 1996, the Academy obtained a term loan from a bank in the amount of $500,000, the proceeds of which were used for working capital requirements and provided for interest paid monthly at 1% above the bank's index rate for 90-day certificates of deposits. The line of credit was collateralized by a certificate of deposit at the same bank in the amount of $500,000. The term loan was repaid during fiscal 1997.

NOTE 4 -- CAPITAL LEASE OBLIGATIONS

The Academy leases computers, photocopiers and other equipment under various capital lease agreements. Certain lease agreements include purchase options and renewal provisions at the option of the Academy.

Future minimum lease payments at June 30, 1997 are as follows (dollars in thousands):

        Years Ending June 30,                               Amount
        ---------------------                             ----------
          1998                                                  $84
          1999                                                   77
          2000                                                   56
          2001                                                   29
          2002 and thereafter                                     0
                                                          ----------
        Total minimum lease payments                            246
        Less amount representing interest                       (31)
                                                          ----------
        Present value of minimum lease payments                 215
        Less current portion of capital lease obligations       (67)
                                                          ----------

          Long term portion of capital lease obligations       $148
                                                          ----------
                                                          ----------

NOTE 5 -- RELATED-PARTY TRANSACTIONS

In January 1995, the Academy entered into a month-to-month consulting agreement with a principal shareholder and Chairman of the Board of Directors to provide consulting services regarding investor relations and other strategic services. The agreement provides for fees not to exceed $6,000 per month. The Academy paid fees of $72,000 for the years ended June 30, 1996 and 1997 under this agreement.

In July 1996, the Academy entered into a five-year lease for an approximately 3,800 square foot facility in Salinas, California. The lease is with a partnership whose partners include a member of the Board of Directors and another shareholder of the Academy. The facility is an extension campus, which opened in October 1996. The monthly rent for the facility is the greater of $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement. The lease acquisition fee will be amortized over the term of the lease. The lease agreement includes a termination clause subject to revenue performance at the extension campus during the first twelve months of operations and a termination fee should the Academy invoke the termination clause. This termination clause was not invoked.

In July 1992 and from time to time prior to August 1, 1991, the Chairman of the Board and two other individuals who were then members of the Board of Directors, all shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 94 shares of the Academy's then-existing Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 102,770 shares of common stock at an exercise price of $4.18 per share. In August 1996, all warrants were exercised to purchase 102,770 shares of common stock.

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

In June 1996, the Academy issued 25,454 warrants with an exercise price of $6.625 per share to the company serving as the selling agent of Convertible Subordinated Notes ("Notes"). The Chairman and President of the selling agent company is a member of the Academy's Board of Directors. As selling agent of the Notes, the selling agent was paid

$189,000 for commission and fees and was entitled to warrants to purchase Common Stock equal to 10% of the number of shares issued upon conversion of the Notes to Series A Preferred Stock.

NOTE 6 -- PREFERRED STOCK

During March 1996 and July 1996, the Board of Directors and shareholders, respectively, authorized the Academy to issue up to 5,000,000 shares of Preferred Stock in one or more series to be determined by the Board of Directors from time to time. An amendment to the Articles of Incorporation authorizing the issuance of Preferred Stock was filed with the California Secretary of State in August 1996. On August 23, 1996, the Academy became legally authorized to issue up to 700,000 shares of Series A Preferred Stock. On the same date, the entire issue of Convertible Subordinated Notes in the aggregate principal amount of $1,400,000 automatically converted to 254,500 shares of Series A Preferred Stock. The preferred stock was recorded net of $447,000 of issuance costs.

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

The Academy granted certain registration rights to the holders of the Convertible Notes (and subsequently, the Preferred shareholders). Certain penalties were payable to the holders of the Series A Preferred Stock if the Academy did not use its best efforts to file a registration statement to register for resale the Common Stock underlying the Series A Preferred Stock conversion right with an effective date not later than November 23, 1996. Such registration statement was declared effective on April 15, 1997. Penalties payable to the Series A Preferred shareholders were accrued as of June 30, 1997 and paid in July 1997. A total of 6,300 shares of Series A Preferred Stock and $35,000 in cash was distributed in connection with this penalty.

In July 1997, certain Series A Preferred Stock shareholders elected to convert approximately 145,000 into Common Stock.

NOTE 7 -- SHAREHOLDERS' EQUITY

STOCK OPTION PLANS
The Academy established the 1992 Stock Option Plan (the "Plan") during the year ended August 31, 1993 and allocated a total of 383,595 shares to be granted under the Plan. Under the Plan, incentive stock options can be granted at prices not less than 100 percent of the fair market value of the stock at the date of grant, and non-qualified options can be granted at not less than 85 percent of the fair market value of the stock at the date of grant. Options are exercisable from one to five years from the date of grant.

The Academy established the 1997 Stock Option Plan (the "1997 Plan") during the year ended June 30, 1997 and reserved a total of 600,000 shares of Common Stock to be granted under the Plan. Under the Plan, incentive stock options can be granted at prices not less than 100 percent of the fair market value of the stock at the date of grant, and non-qualified options can be granted at not less than 85 percent of the fair market value of the stock at the date of grant. Options are exercisable from one to ten years from the date of grant.

Option activity under the 1992 and 1997 Plans are as follows:



                                          Shares         Options            Option
                                         Available     Outstanding          Price
                                       ------------   ------------   ------------------
     Balance as of June 30, 1995         172,000        591,000      $4.18 to $8.00

     Shares authorized                   100,000              0
     Options granted (weighted average
      fair value of $4.68)               (26,000)        26,000      $4.25 to $6.50
     Options exercised                         0        (88,000)     $4.18 to $6.25
     Options canceled                     97,000        (97,000)     $4.18 to $8.00
                                       ------------   ------------
     Balance as of June 30, 1996
      (exercisable at a weighted
      average price of $4.68)            343,000        432,000      $4.18 to $8.00
     Shares authorized                   600,000
     Options granted (weighted average
      fair value of $7.11)              (524,000)       524,000      $6.27 to $7.75
     Options exercised                                 (198,000)     $4.18 to $6.25
     Options canceled                     31,000        (31,000)     $6.25 to $8.00
                                       ------------   ------------
     Balance as of June 30, 1997
      (exercisable at a weighted
      average price of $6.61)            450,000        727,000      $4.18 to $8.00
                                       ------------   ------------
                                       ------------   ------------
     Exercisable options                                 567,000      $4.18 to $8.00
                                                      ------------
                                                      ------------


Additional information regarding options outstanding as of June 30, 1997 is as follows:


Range of                       Weighted Average         Weighted                           Weighted
Exercise           Number          Remaining            Average           Number           Average
 Prices         Outstanding    Contractual Life      Exercise Price     Exercisable     Exercise Price
------------    -----------    ----------------      --------------     -----------     --------------

$5.56 - 8.00       91,750              2.3               $7.24             91,750            $7.24
$4.18             118,620              1.2               $4.18            118,620            $4.18
$4.25 - 6.50       13,100              3.6               $4.68             12,267            $4.68
$7.75              43,000              4.1               $7.75             14,340            $7.75
$6.70             220,000              9.6               $6.70             90,000            $6.70
$7.375            241,000              9.9              $7.375            240,000           $7.375
------------    -----------    ----------------      --------------     -----------     --------------
$6.61             727,470              7.0               $6.61            566,977            $6.61


Of the options outstanding at June 30, 1997 and 1996, 495,000 and 321,000, respectively, were non-qualified stock options.

ADDITIONAL STOCK PLAN INFORMATION
As discussed in Note 2, the Academy continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires disclosure of pro forma net income and earnings per share had the Academy adopted the fair value method as of the beginning of fiscal 1996. The Accademy's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 18%; risk free interest rate of 6%; and no dividends during the expected term. The Academy's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would not have changed significantly in the year ended June 30, 1996 and would have been $135,000 ($.04 per share) in the year ended June 30, 1997. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 8 -- INCOME TAXES

The provision (benefit) for income taxes for the year ended June 30, 1997 and the year ended June 30, 1996 consists of the following (dollars in thousands):

                                             Year Ended June 30,
                                         -------------------------
                                           1997           1996
                                         ----------      ---------
              Current                        $175             $0
              Deferred                        (68)             0
                                         ----------      ---------
                                             $107             $0
                                         ----------      ---------
                                         ----------      ---------


A reconciliation of the effective tax rate for income taxes by applying the Federal statutory rate to the pre-tax income (loss) is as follows:

                                             Year Ended June 30,
                                         -------------------------
                                           1997           1996
                                         ----------      ---------
              Federal statutory rate        34.0%          34.0%
              State tax, net of federal
                income tax deferral          7.1%
              Other items                   (1.1%)
              Valuation allowance                         (34.0%)
                                         ----------      ---------
              Income tax provision          40.0%           0.0%
                                         ----------      ---------
                                         ----------      ---------


Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The components of the net deferred tax asset include the following deferred tax assets and liabilities (dollars in thousands):

                                                   Year ended June 30,
                                                 ----------------------
                                                   1997        1996
                                                 ----------   ---------
          Deferred tax assets (liabilities)
              Accrued vacation                        $38         $33
              Allowance for doubtful accounts         154         112
              Net operating loss carryforward         637         715
              Depreciation                            (40)       (195)
              Amortization                           (179)       (219)
              Other                                   (87)
              Valuation allowance                    (200)       (200)
                                                 ----------   ---------
          Net deferred tax asset                     $323        $246
                                                 ----------   ---------
                                                 ----------   ---------


As of June 30, 1997 the Academy has federal and California net operating loss carryforwards, for ax return purposes, of approximately $1,779,000 and $356,000, respectively, which are available to offset future taxable income, if any. The federal net operating losses begin expiring in 2005 through 2011. California net operating loss carryforwards begin expiring in 2001 through 2002.

A valuation allowance has been provided for that portion of deferred tax assets where it is more likely than not that the future tax benefits of these items will not be realized. The factors affecting the realizability of the deferred asset balance at June 30, 1996 have not changed significantly from the previous year.

NOTE 9 -- PROMISSORY NOTES

In July 1996, a former executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this former officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes bearing an interest rate of 8.75%. As of June 30, 1997, the outstanding balance of these notes was approximately $38,000.
Interest is to be paid monthly on the notes until January 1, 1998, when the note is due.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

PURCHASE AGREEMENT
In September 1994, the Academy entered into an agreement with a company to purchase $1,650,000 of knives, tools, gadgets and equipment over an unlimited period of time. In exchange, the company underwrote one-third of the production costs of the Academy's new television cooking series "Cooking at the Academy." As of June 30, 1997, the Academy had purchased approximately $458,000 of knives, tools, gadgets and equipment.

FACILITY LEASE
The Academy leases restaurant, school and office facilities under an operating lease. The lease provides for rent payments of approximately $97,000 per month adjusting downward to approximately $77,000 per month in the fifth year of the lease and requires the Academy to pay its pro rata share of common area maintenance, insurance and tax expenses of approximately $13,000 per month. The Academy leases facilities in Salinas, California for its College of Food under an operating lease. The lease payment is the greater of approximately $3,900 per month or 8% of gross sales and requires the Academy to pay its pro rata share of common area and exterior maintenance charges, which are approximately
$1,000 each month.   The Academy leases space in another building close to its
main campus, which is used for its educational programs. The lease payment is $2,700 per month.

Future minimum lease payments for all operating leases are approximately as follows (dollars in thousands):

        Year Ending June 30,
        --------------------
              1998                                   $1,122
              1999                                    1,173
              2000                                    1,118
              2001                                    1,045
              2002                                      928
              2003 and thereafter                     9,974
                                                  -----------
                                                    $15,360
                                                  -----------
                                                  -----------

Rent expense for the years ended June 30, 1997 and 1996, was approximately $1,295,000 and $1,394,000, respectively.

STUDENT FINANCIAL ASSISTANCE PROGRAMS
Approximately 37% percent of the Academy's education program revenues are provided by students participating in student financial assistance programs administered by the Department of Education ("DOE")and the State of California.

The Academy is subject to periodic audit by the DOE of its compliance with DOE funding requirements. While management believes that the Academy can demonstrate financial responsibility in accordance with the standards set forth by the DOE, the possibility of adverse DOE findings exist. The financial statement effect of potential adverse findings is unknown.

LITIGATION
There are various claims and lawsuits pending by and against the Academy that, in the opinion of management after consultation with legal counsel, will not result in any material adverse effect on the results of operations or financial position of the Academy.

NOTE 11 -- 401(K) RETIREMENT PLAN

Employees become eligible to participate in a defined 401(k) plan immediately upon hire, assuming that other eligibility requirements are also satisfied. The 401(k) plan allows for employee contributions and discretionary employer matching contributions. On January 1, 1997, the Academy amended the 401(k) plan to permit discretionary employer matching contributions in the form of the Academy's Common Stock, which matching contribution is determined quarterly and contributed at the end of the plan year. The Academy contributions to the 401(k) plan for the years ended June 30, 1997 and 1996 were approximately $35,000 and $89,000, respectively.

NOTE 12 -- SUBSEQUENT EVENTS

In August 1997, the Academy entered into a master lease of a 68-room hotel approximately one block from the Academy's main campus in San Francisco to provide student housing. The lease becomes effective on September 2, 1997. The initial monthly rent for the facility is approximately $28,000. The Academy is also responsible for payment of its pro rata share of insurance and property taxes, which are approximately $1,000 per month. In conjunction with the lease, the Academy paid $25,000 for existing furniture and fixtures. The lease terms extend until August 2012, with three five-year renewal options thereafter.

In October 1997, the Academy purchased for approximately $1,900,000 a 70 room residential hotel adjacent to the Academy's main campus in San Francisco to provide student housing and obtained long term debt financing thereon for $1,200,000.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and equivalents, accounts receivable and payable and term loans are reasonable estimates of their fair values.

Rates currently available to the Academy for debt with similar terms and remaining maturities are used to estimate fair value of debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Academy as of September 29, 1997 are as follows:

Name                              Age       Positions


Theodore G. Crocker (1)      51        Chairman of the Board and Chief
                                       Executive Officer
W. Bruce C. Bailey (1,2)     43        Director
James Cockman (1,2)          64        Director
Frederick L. Dame            44        Director
Paul Prudhomme               57        Director
Grover T. Wickersham (2)     47        Director
Keith H. Keogh               44        President and Chief Operating Officer
Robert A. Stoffregen         48        Executive Vice President, Chief
                                       Financial Officer, Director of Corporate
                                       Development
------------------------

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

The bylaws of the Academy provide for a board of between seven and nine members. The board is currently fixed at seven members and has one vacancy. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the Academy's directors and executive officers.

Mr. Crocker has served as Chairman of the Board since March 1987. In May 1996, he was appointed Chief Executive Officer. Since 1980, Mr. Crocker has also been primarily employed as the President of Crocker & Associates, a real estate development company located in Watsonville, California. Mr. Crocker holds an Associate of Arts degree from Cabrillo Junior College.

Mr. Bailey was elected to the Board in March 1996. Mr. Bailey founded the investment banking firm of Bailey & Company Inc., Toronto, Canada, in December 1988, and has been employed by such firm since that date as Chairman of the Board. Bailey & Company is currently serving as an investment banker
to the Academy.   Mr. Bailey hold a BA [Hons.] degree from Queen's
University, Kingston, Canada, an LL.B. from Dalhousie University, Halifax, Canada, an LL.M. from Columbia University, New York, New York, and Call to the Bar, Law Society of Upper Canada, Toronto, Canada.

Mr. Cockman has served as a member of the Board of Directors since January 1997. He currently serves as the Chairman and Chief Executive Officer of American Culinary Equipment, Inc., Greenville, South Carolina, a manufacturer and marketer of stainless steel professional kitchen equipment to the foodservice industry. Mr. Cockman serves on the boards of Ryans Family Steak House, Greenville, South Carolina, Clayton Homes, Inc., Knoxville Tennessee, Clemson University, College of Commerce and Industry, Clemson, South
Carolina, Greenville Technical College Foundation, Greenville, South Carolina.

Mr. Dame has served as a member of the Board of Directors since January 1997. He has served in various senior level management capacities in the Seagram organization since 1988, and is currently the Vice President of National Accounts for Seagram Chateau Estate Wine Company, San Mateo, California. Mr. Dame is a columnist for the "Wine Trader" as well as for a number of gourmet and hotel-restaurant publications in Japan. He received his degree in Journalism and Communications from Washington & Lee University.

Chef Prudhomme has served as a member of the Board of Directors since June 1997. Chef Paul Prudhomme is the proprietor of K-Paul's Louisiana Kitchen, located in the French Quarter of New Orleans. Chef Prudhomme also has developed and distributes a line of natural herbs and spices, "Chef Paul Prudhomme's Magic Seasoning Blends," nationally and in more than thirty other countries. Chef Prudhomme is the author of several cookbooks: CHEF PAUL PRUDHOMME'S LOUISIANA KITCHEN; THE PRUDHOMME FAMILY COOKBOOK; SEASONED AMERICA, FORK IN THE ROAD, PURE MAGIC; FIERY FOODS THAT I LOVE and KITCHEN EXPEDITION.

Mr. Wickersham was elected to the Board in March 1996. Mr. Wickersham has practiced corporate and securities law since 1976. The law firm of Grover T. Wickersham, P.C., Palo Alto, California, which he co-founded in July 1986, serves as securities law counsel to the Academy. Mr. Wickersham manages Glenbrook Capital, LP, an investment fund established in December 1996, and is the co-manager of Oxcal Venture Fund, LLP, a venture capital fund. Mr. Wickersham also serves on the Board of Directors of Telepartner A/S, a Danish telecommunications company. Mr. Wickersham holds a BA degree in American Studies from University of California at Berkeley, a JD degree from Hastings College of the Law, and an MBA degree from Harvard Business School.

Mr. Keogh joined the Academy as Executive Vice President and Chief Operating Officer in July 1995 and was promoted to President in May 1996. From 1971 until joining the Academy, Mr. Keogh was employed at Walt Disney World in Florida and held various positions, most recently as Executive Chef, Research and Development-Theme Parks. Mr. Keogh was the Manager of the Culinary Team USA (the US Culinary Olympic Team) from 1988-96 and past President of the World Association of Cooks Societies and The American Culinary Federation.

Mr. Stoffregen joined the Academy in June 1996. Prior to his appointment as Executive Vice president, Chief Financial Officer and Director of Corporate Development, Mr. Stoffregen was a member of the public accounting firm of Jones, Henley & Schunck. From August 1991 to September 1994, Mr. Stoffregen was Chief Financial Officer of Sharper Image Corporation. Prior to 1991, Mr. Stoffregen was a partner in the public accounting firm of Deloitte & Touche. Mr. Stoffregen holds a BA degree in accounting from the University of Minnesota -Duluth and a JD from William Mitchell College of Law, Saint Paul, Minnesota.

During the fiscal year ended June 30, 1997, the Board of Directors held five meetings. No member of the Board attended fewer than 75% of the meetings in the last fiscal year.

COMMITTEES OF THE BOARD

The Academy's Board of Directors has established a Compensation Committee and an Audit Committee. Each Committee has at least one outside director. The Compensation Committee establishes salaries, incentives and other forms of compensation for directors, officers and other employees of the Academy. The Audit Committee oversees actions taken by the Academy's independent auditors and reviews the Academy's internal financial controls. The Compensation and Audit Committees each held one meeting during the fiscal year ended June 30, 1997. The Board has delegated certain advisory authority to each committee, but the decision making and management responsibilities of the Academy remain with the full Board. No committee member attended fewer than 75% of the meetings of the committees of which he was a member in the last fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Academy's executive officers and directors are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings of the Academy's Common Stock. Based on an examination of these reports and on written representations provided to the Academy, all such reports required to be filed for the fiscal year ended June 30, 1997 have been timely filed except that Theodore G. Crocker, a director and executive officer of the Academy, inadvertently did not timely file a statement of changes in beneficial ownership with respect to four sales, aggregating 5,482 shares in April 1997. These transactions have been reflected in a subsequent filing by Mr. Crocker.

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

ITEM 10. Executive Compensation

The following table sets forth certain information regarding compensation paid by the Academy for services rendered during each of the Academy's last two completed fiscal years for the Academy's Chief Executive

Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1997 (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE


                                                                  Long Term
                                                                 Compensation        All Other
   Name and Principal Position          Year         Salary         Awards         Compensation
                                                       ($$)   Options/SAR's (#)         ($$)

---------------------------------------------------------------------------------------------------
Theodore G. Crocker                     1997                                         72,000(1)
CEO and Chairman of the Board           1996                                         72,000(1)

Keith H. Keogh                          1997        184,769                          10,010(2)
President and Chief Operating
Officer                                 1996        153,846        120,000              564(3)
                                        1995         73,846         60,000

Robert A. Stoffregen                    1997        181,328         75,000            9,066(4)
Executive Vice President,
Chief Financial Officer,
Director of Corporate development       1996          3,365         25,000

------------------------

(1) Represents $72,000 reimbursement for office space and costs.
(2) Includes $772 in payments on life insurance policies and $9,238 in employer contributions to the 401(k) Plan.
(3) Represents payments on life insurance policies.
(4) Represents employer contributions to the 401(k) Plan.

Directors who are employees of the Academy are not separately compensated for their services as directors or as members of committees of the Board of Directors. During fiscal 1997, directors who were not employees of the Academy and who resided in Northern California received $9,000 per annum as an annual retainer for serving on the Board. During fiscal 1997, directors who were not employees of the Academy and who resided in outside Northern California received $12,000 per annum as an annual retainer for serving on the Board.

Other than the 401(k) Plan described below, the Academy has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

STOCK OPTIONS

The Academy's 1992 Stock Option Plan (the "1992 Plan") permits the granting of incentive stock options ("ISO's"), or non-qualified stock options ("NQSO's") at the discretion of the Board or a committee designated by the Board to administer the Plan (the "Administrator"). Subject to the terms of the 1992 Plan, the Administrator determines the terms and conditions of options granted under the 1992 Plan, including the exercise price and option term. The 1992 Plan provides that the Administrator must establish an exercise price for ISO's that is not less than the fair market value per share at the date of grant. The exercise price of NQSO's may not be less than 85% of the fair market value per share on the date of grant. Each ISO must expire within ten years of the date of grant. However, if ISO's are granted to persons owning more than 10% of the voting stock of the Academy, the 1992 Plan provides that the exercise price must be not less than 110% of the fair market value per share at the date of grant and that the term of the option may not exceed five years. No ISO may be granted to an employee who, when aggregated with all other ISO's granted to such employee by the Academy or any parent, subsidiary or affiliate (as defined by the 1992 Plan) would result in the vesting of shares having an aggregate fair market value (determined for each share as of the date of grant of the ISO covering such share) in excess of $l00,000 in any calendar year. No such limit applies to the grant of NQSO's.

As of April 1994, the number of shares authorized for issuance under the 1992 Plan was 450,000 shares. In March 1996, the Board of Directors voted to increase the number of shares reserved for issuance under the plan by 100,000 shares. Such increase was approved by an affirmative vote of the shareholders at the annual shareholders meeting in March 1996. Unless sooner terminated by the Board of Directors, the 1992 Plan terminates in December 2002.

In June 1997, the Directors adopted California Culinary Academy 1997 Stock Option Plan (the "1997 Plan"). The adoption of 1997 Plan will be submitted to a shareholder vote at the next annual meeting. Subject to the terms of the 1997 Plan, the Administrator determines the terms and conditions of options granted under the 1997 Plan, including the exercise price and option term. The 1997 Plan provides that the Administrator must establish an exercise price not be less than 85% of the fair market value per share on the date of grant. The number of options available for grant under the 1997 Plan is 600,000.

In the event of a merger in which at the Academy is not the surviving corporation the sale of substantially all of the assets of the Academy, all outstanding options under each of the Academy's Plans shall, notwithstanding any contrary terms of the grant, accelerate and become exercisable in full prior to the consummation of such merger at such times and on such conditions as the Administrator shall determine, unless the successor corporation assumes the outstanding options or substitutes substantially equivalent options. Shares subject to options granted under each of the Plans that have lapsed or terminated are returned to the Plan.

The following table sets forth information regarding exercises of stock options during the fiscal year ended June 30, 1997 by the executive officers named in the Summary Compensation Table:

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                Number of Unexercised            Value of in-the-Money
                                 Shares                  Options/SAR's at Fiscal Year-end   Options/SAR's at Fiscal Year-end
                               Acquired on      Value                  end                            Year-end
      Name                       Exercise      Realized     Exercisable / Unexercisable       Exercisable / Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Theodore G. Crocker                   0             $0         97,990              0              $362,073 (1)           0
                                                               10,000              0               $23,150 (2)           0
                                                               40,000              0               $64,200 (3)           0

Keith H. Keogh                        0             $0         60,000              0                    $0 (4)           0
                                                               40,000         80,000               $47,000 (5)     $94,000(5)

Robert A. Stoffregen                  0             $0         25,000              0               $29,375 (6)           0
                                                               25,000         50,000               $29,375 (7)     $58,750(7)



-----------------

(1) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $4.18 per share.
(2) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $5.56 per share.
(3) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $6.27 per share.

(4) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $8.00 per share.
(5) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $6.70 per share.
(6) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $6.70 per share.
(7) Calculated as the difference between the fair market value of the Common Stock at June 30, 1997 of $7.875 and the option exercise price of $6.70 per share.

401(K) RETIREMENT PLAN

The Academy maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees become eligible to participate in the 401(k) Plan after one year of service, assuming other eligibility requirements are also satisfied. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. The account balance will reflect annual allocations, the period of time an employee participates in the 401(k) Plan and the success of the 401(k) Plan in investing and reinvesting the assets of the trust fund. A participant's vested benefit is distributed upon death, disability or termination of employment, however, terminated employees may elect to keep vested benefits in the plan if such vested benefits are greater than an amount stipulated on the Plan. The Plan is not insured by the Pension Benefit Guaranty Corporation.

The 401(k) Plan includes an arrangement under which employees may elect to have the Academy contribute a portion of their compensation to the 401(k) Plan. The Plan does not allow an employee to make direct contributions to the trust fund. Such contributions are elective deferrals, and the amount may not exceed certain dollar limitations established by the Internal Revenue Service.

The Academy has the option of matching employee contributions to the 401(k) plan with cash or Academy Common Stock.

ITEM 11. SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 1, 1997, with respect to the beneficial ownership of Common Stock by each shareholder owning 5% or more of the Academy's Common Stock, by each director, the Named Executive Officers, and by all executive officers and directors as a group.

                            SHARES BENEFICIALLY OWNED (1)

     DIRECTORS AND 5% SHAREHOLDERS              NUMBER             PERCENT
     -------------------------------------------------------------------------
    Theodore G. Crocker                        1,330,117 (2)         30.6%
    625 Polk Street
    San Francisco, CA 94102

    Grover T. Wickersham                          56,350 (3)          1.3%
    625 Polk Street
    San Francisco, CA 94102

    W. Bruce Bailey                               40,000 (4)          1.5%
    625 Polk Street
    San Francisco, CA 94102

    James D. Cockman                              40,000 (5)             *
    625 Polk Street
    San Francisco, CA 94102

    Frederick L. Dame                             40,500 (6)             *
    625 Polk Street
    San Francisco, CA 94102

    Paul H. Prudhomme                             40,000 (7)             *
    625 Polk Street
    San Francisco, CA 94102

    All Executive Officers and Directors as a Group (8 persons) 1,723,456 39.7%

------------------

     *   Indicates less than 1%.
    (1) Beneficial ownership of shares by directors, officers and 5% or more shareholders includes both outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will be exercisable within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
    (2) Includes 147,990 shares of Common Stock issuable upon exercise of currently exercisable options.
    (3) Includes 54,850 shares of Common Stock issuable upon exercise of currently exercisable options.
    (4) Includes 65,454 shares of Common Stock issuable upon exercise of currently exercisable options and warrants.
    (5) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.
    (6) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.
    (7) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1992, and from time to time prior to August 1, 1991, the Mr. Crocker, along with Robert J. Marani and William G. DeMar, then members of the Board of Directors, and all principal shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 82 shares of the Academy's then Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 97,990 shares of Common Stock at an exercise price
of $4.18 per share.   During 1994, the original expiration date of the
warrants was extended for an additional two years to August 31, 1996. On August 31, 1996, such warrants were exercised.

In January 1995, the Academy entered into a month-to-month consulting agreement whereby Mr. Crocker provides investor relations and other strategic services in return for a fixed monthly payment for office rent and costs.
The agreement provides for fees not to exceed $6,000 per month. The Academy paid $72,000 in fees in both the years ended June 30, 1997 and 1996 to Mr. Crocker.

In January 1996, the Academy entered into an agreement with Bailey & Company Inc. to serve as the selling agents for the placement of up to $5,000,000 in Convertible Subordinated Notes ("Notes"). Bruce bailey, the Chairman and President of Bailey & Company Inc. is a member of on the Academy's Board of Directors. The agent was entitled to receive a commission of 7% of the gross proceeds sold, a non-accountable expense allowance of 3% and warrants to purchase 10% of the number of shares sold in the offering. In April 1996, the Academy issued $1,400,000 of Notes and the selling agent received the warrants and $189,000 commissions and fees.

During the year ended June 30, 1997, the Academy paid Grover T. Wickersham, P.C. approximately $22,000 for legal services. Grover T. Wickersham, the principal member of such firm, is a member of the Academy's Board of Directors.

In July 1996, the Academy entered into a five-year lease for approximately a 3,800 square foot facility in Salinas, California. The lessor is a partnership controlled by Mr. Crocker and Robert J. Marani, a shareholder and then member of the Academy's Board of Directors. Independent members of the Board of Directors have approved the lease. Management believes that these lease terms are no less favorable than those which it may have negotiated with an independent landlord. The new facility is an extension campus, which opened in October 1996. The monthly rent for the facility is the greater of approximately $3,900 or 8% of gross sales plus a share of common area and exterior maintenance charges. The Academy paid a lease acquisition fee of $150,000 upon execution of the lease agreement.

(7) ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits in the accompanying Index to Exhibits on page 44 of this report are filed or incorporated by reference as part of this report.

(b) The Academy filed no Current reports on Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized;

Dated:  October 13, 1997           California Culinary Academy, Inc.

                                  By:       /s/ Theodore G. Crocker
                                       ----------------------------
                                                Theodore G. Crocker
                                                Chief Executive Officer and
                                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.



SIGNATURE                                         TITLE                             DATE
(Principal executive officer)
/s/  Theodore G. Crocker
----------------------------------------------
Theodore G. Crocker                              Chief Executive Officer and        October 13, 1997
                                                 Chairman of the Board

(Principal financial and accounting officer)
/s/ Robert A. Stoffregen
----------------------------------------------
Robert A. Stoffregen                             Chief Financial Officer            October 13, 1997

/s/ Grover T. Wickersham
----------------------------------------------
Grover T. Wickersham                             Director                           October 13, 1997

/s/ W. Bruce Bailey
----------------------------------------------
W. Bruce Bailey                                  Director                           October 13, 1997

/s/ James D. Cockman
----------------------------------------------
James D. Cockman                                 Director                           October 13, 1997

/s/ Frederick L. Dame
----------------------------------------------
Frederick L. Dame                                Director                           October 13, 1997

/s/ Paul H. Prudhomme
----------------------------------------------
Paul H. Prudhomme                                Director                           October 13, 1997



                                  INDEX TO EXHIBITS

SEQUENTIAL
EXHIBIT
NUMBER             EXHIBIT

   3.1 1              Amended and Restated Articles of Incorporation
   3.2 1              Bylaws, as currently in effect
   4.1 1              Specimen of Common Stock Certificate
   4.2 2              Form of Representative's Warrant
  10.1 1
                      1992 Stock Option Plan, form of Incentive Stock Option
                      Agreement, form of Nonqualified Stock Option Agreement
  10.2 1              Form of Indemnification Agreement with Directors and
                      Officers of the Registrant and Schedule of Indemnities
  10.3 1              Lease for Premises at 625 Polk Street, San Francisco, as
                      amended
  10.5 1              U.S. Department of Education Program Letter of Agreement
                      dated March 1993
  10.6 1              Form of Enrollment Agreement
 10.18 5              Consulting Agreement between Registrant and Theodore G.
                      Crocker dated January 1, 1994
 10.21 5              Agreement between Registrant and Trident Trading Company,
                      Inc. (Wusthof (w)--Trident) dated August 5,
                      1994
 10.25 7              Lease Agreement between Registrant and Toshiba America
                      Information Systems, Inc. dated November 2, 1995
 10.25 8              Amended Financing Agreement between Registrant and Wells
                      Fargo Bank dated February 1, 1996
 10.26 8              Agreement between Registrant and Simon & Schuster, Inc.
                      dated February 22, 1996
   10.27              Loan Agreement between Registrant and Mid-Peninsula Bank
                      dated June 14, 1996
10.29 10              Lease for premises at Natividad Plaza, Salinas, CA
10.30 10              Agreement between Registrant and Noel-Levitz, Inc. dated
                      July 1, 1996
   10.31              Lease Agreement between Registrant and 625 Polk Investment
                      Company, a limited partnership, dated as of May 1, 1997
   10.32              1997 Stock Option Plan
   10.33              Executive Employment Agreement between Registrant and
                      Keith H. Keogh, Dated May 31, 1995
    11.0              Statement re:  Computation of Earnings per Share
    27.0              Financial Data Schedule

------------

(1) Previously filed as an exhibit to the original filing of the Registration Statement on Form SB-2 filed May 14, 1993
(2) Previously filed as an exhibit to Amendment No. 1 of the Registration Statement filed June 7, 1993
(3) Previously filed as an exhibit to Form 10-KSB/A for the fiscal year ended August 31, 1994
(4)   Previously filed as an exhibit to Form 10-QSB for the quarter ended
      May 31, 1994
(5) Previously filed as an exhibit to Form 10-QSB for the fiscal year ended June 30 1994
(6) Previously filed as an exhibit to Form 10-QSB for the fiscal year ended June 30 1995
(7) Previously filed as an exhibit to Form 10-QSB for the quarter ended December 31, 1995
(8)   Previously filed as an exhibit to Form 10-QSB for the quarter ended
      March 31, 1996
(9)   Previously filed as an exhibit to Form 10-QSB for the quarter ended
      June 30, 1996
(10) Previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996