Form 10QSB
period 1997-09-30
CALIFORNIA CULINARY ACADEMY INC
filed 1997-11-19
CIK 858915

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X   No       .
            -----     -----

The number of shares outstanding of the registrant's Common Stock as of October 31, 1997, was 3,594,535.


Transitional Small Business Disclosure Format.  Yes        No    X  .
                                                     -----     -----

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          CALIFORNIA CULINARY ACADEMY, INC.
                                    BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                        ASSETS

                                                                         (Unaudited)     (Note 1)   (Unaudited)
                                                                        September 30,    June 30,    September 30,
                                                                           1997            1997         1996
                                                                       -------------   -----------   -------------
Current  Assets:
  Cash and cash equivalents                                                 $1,880        $2,308          $3,383
  Accounts receivable, net of allowance of $363, 360 and 280                 3,849         2,847           2,993
  Inventories                                                                  269           341             214
  Prepaid expenses and other assets                                            434           343             259
  Deferred tax asset                                                           224           188             114
                                                                       -------------   -----------   -------------
         Total Current Assets                                                6,656         6,027           6,963
                                                                       -------------   -----------   -------------

Property and equipment, net                                                  5,035         4,965           4,681
Intangible assets, net                                                         387           419             513
Other assets                                                                   261           215             576
                                                                       -------------   -----------   -------------

         TOTAL ASSETS                                                      $12,339       $11,626         $12,733
                                                                       -------------   -----------   -------------
                                                                       -------------   -----------   -------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                            $397          $680            $626
  Accrued liabilities                                                          642           508             286
  Deferred revenue                                                           3,942         3,212           3,833
  Student prepayments                                                          658           356             339
  Current portion of term loans                                                 47            50             814
  Current portion of capital lease obligations                                  67            67              67
  Other current liabilities                                                     14            88              11
                                                                       -------------   -----------   -------------
         Total Current Liabilities                                           5,767         4,961           5,976
                                                                       -------------   -----------   -------------

Notes payable                                                                                                 81
Capital lease obligations                                                      131           148             199
Other non-current liabilities                                                                                428

  Covertible Preferred stock, no par value, 5,000,000 shares authorized,
     96,300; 254,500 and 254,500 shares issued and outstanding                 370           953             988
  Common stock, no par value, 20,000,000 shares authorized,
     3,568,500; 3,393,900 and 3,212,800 shares issued and outstanding       10,331         9,649           9,112
  Accumulated deficit                                                       (4,260)       (4,085)         (4,051)
                                                                       -------------   -----------   -------------
         Total Shareholders' Equity                                          6,441         6,517           6,049
                                                                       -------------   -----------   -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $12,339       $11,626         $12,733
                                                                       -------------   -----------   -------------
                                                                       -------------   -----------   -------------


                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     (Unaudited)
                                                                   Three Months Ended
                                                                    September 30,
                                                              --------------------------
                                                                 1997            1996
                                                              -----------    -----------
Revenues:
   Culinary arts education                                       $3,282         $3,010
   Restaurants & catering                                           556            379
   Retail, media and other                                           96            140
                                                              -----------    -----------
       Total revenues                                             3,934          3,529

Cost of sales
   Food & beverage                                                  425            371
   Program supplies                                                 244            176
   Scholarships & grants                                             53             46
   Merchandise & other                                              116            109
                                                              -----------    -----------
                                                                    838            702
                                                              -----------    -----------
Gross Margin                                                      3,096          2,827
Operating expenses
   Occupancy                                                        444            445
   Repairs & maintenance                                             97             95
   Telephone, security & other                                       90             97
   Depreciation & amortization                                      269            266
   Compensation & benefits                                        1,621          1,331
   Outside services                                                 204            122
   Advertising & promotion                                          186            148
   Legal & other                                                    399            240
                                                              -----------    -----------
                                                                  3,310          2,744

   Interest income (expense)                                         17             (6)
                                                              -----------    -----------
   Income (loss) before provision for income taxes                 (197)            77

Income tax provision (benefit)                                      (36)            31
                                                              -----------    -----------
   Net income (loss)                                              $(161)           $46
                                                              -----------    -----------
                                                              -----------    -----------
Net income (loss) per share                                      $(0.05)         $0.01
                                                              -----------    -----------
                                                              -----------    -----------
Weighted average common shares and equivalents                3,525,000      3,228,700
                                                              -----------    -----------
                                                              -----------    -----------


                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF CASH FLOWS
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)

                                                                               (Unaudited)
                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                           1997            1996
                                                                      --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                         $(161)            $46
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Depreciation and amortization                                         269             266
        Tax provision                                                         (36)             31
        Provision for losses on accounts receivable                            27
        Deferred rent                                                         (45)             (1)
        Stock issued for services                                              31
        Loss on disposal of property                                                            1

  Changes in assets and liabilities:
        Accounts receivable                                                (1,028)           (206)
        Inventories                                                            71              (6)
        Prepaid expenses and other assets                                     (92)           (120)
        Accounts payable                                                     (282)           (123)
        Accrued and other liabilities                                         443             (98)
        Deferred revenues                                                     731              37
                                                                      --------------  --------------
            Net cash used in operating activities                             (72)           (173)
                                                                      --------------  --------------
Cash flows from investing activities:
  Acquisition of property and equipment                                      (307)           (798)
  Decrease in long-term investments                                                           646
                                                                      --------------  --------------
            Net cash used in investing activities                            (307)           (152)
                                                                      --------------  --------------
Cash flows from financing activities:
  Borrowings under term loan agreements                                                       157
  Principal payments on term loan agreements                                   (3)            (77)
  Principal payments on capital lease obligations                             (17)            (25)
  Proceeds from exercise of stock options and warrants                         33           1,087
  Repurchase of common stock                                                                 (717)
  Payment of Preferred Stock dividends                                        (62)
                                                                      --------------  --------------
            Net cash provided by (used in) financing activities               (49)            425
                                                                      --------------  --------------

Net increase (decrease) in cash and cash equivalents                         (428)            100

Cash and cash equivalents, beginning of period                              2,308           3,283
                                                                      --------------  --------------
Cash and cash equivalents, end of period                                   $1,880          $3,383
                                                                      --------------  --------------
                                                                      --------------  --------------

                          CALIFORNIA CULINARY ACADEMY, INC.
                               STATEMENTS OF CASH FLOWS


Supplemental disclosure of cash paid for:

                                          For the Three Months Ended
                                          --------------------------
                                                September 30,
                                                -------------
                                              1997           1996
                                         -------------  -------------
       Interest                                   $0        $81,000
       Income taxes                            1,000          1,000


Supplemental disclosure of non-cash investing and financing activities:

The Academy issued 254,541 shares of Series A Preferred Stock upon conversion of $1,400,000 of Convertible Subordinated Debt for the three months ended September 30, 1996.

The Academy issued a promissory note of approximately $157,000 for the repurchase of Common Stock for the three months ended September 30, 1996.

                          CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1997, and the interim results of operations and cash flows for the three months ended September 30, 1997 and September 30, 1996. The balance sheet at June 30, 1997, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

Accounting policies followed by the Academy are described in Note 1 to the audited financial statements for the fiscal year ended June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the interim condensed financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements including notes thereto, for the year ended June 30, 1997.

The results of operations for the three months presented herein are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2 -- INCOME TAXES

As of September 30, 1997 the Academy has federal and California net operating loss carryforwards, for tax return purposes, of approximately $1,779,000 and $356,000, respectively, which are available to offset future taxable income, if any. The federal net operating losses begin expiring in 2005 through 2011. California net operating loss carryforwards begin expiring in 2001 through 2002.


NOTE 3 -- NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares outstanding during each of the respective periods, including the dilutive effect of stock options, warrants and any other common stock equivalents using the treasury stock method.


NOTE 4 -- PROMISSORY NOTES

In July 1996, a former executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this former officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes bearing an interest rate of

8.75%. As of September 30, 1997, the outstanding balance of these notes was approximately $38,000. Interest is to be paid monthly on the notes until January 1, 1998, when the note is due.

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

During the three months ended September 30, 1997, certain Series A Preferred Stock shareholders elected to convert approximately 164,500 shares into Common Stock.

NOTE 6 -- MASTER LEASE AGREEMENT

On July 21, 1997 the Academy entered into a master lease agreement for a 68 room hotel in San Francisco. This lease commenced on September 1, 1997 and expires August 31, 2012, and requires initial monthly payments of $27,083 with a step rent clause increasing payments to 33,333 by the end of the lease. The master lease also requires payment of a pro-rata share of common area maintenance.

NOTE 7 -- NEW ACCOUNTING STANDARDS

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

Pro-forma amounts for basic and diluted EPS assuming SFAS No. 128 had been in effect for the quarter and year-to-date periods are as follows:


                                                    FOR THE QUARTER ENDED
                                                        SEPTEMBER 30,
                                                  1997               1996
                                               -----------      ------------
               Basic                              $(0.05)           $0.01

               Diluted                            $(0.05)           $0.01

NOTE 8 -- SUBSEQUENT EVENT

On October 3, 1997 the Academy purchased for approximately $1,900,000 a 70 room residential hotel adjacent to the Academy's main campus in San Francisco to provide student housing. In connection with this purchase, the Academy issued a promissory note of $1,200,000 with principal and interest payments due monthly. The initial monthly payment of $10,434 will commence on December 1, 1997. The note bears interst at a variable rate based on the LIBOR index rate plus 4.15% (9.75% as of October 3, 1997) and mature on November 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion should be read in conjunction with the financial statements and notes thereto located on pages 2 through 9.

The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Program, the B&P Certificate program, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class. The 30-week B&P Program enrolls classes on a five week cycle typically ranging in size from 15 to 20 students with five classes enrolled as of September 30, 1997. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California. As of September 30, 1997, approximately 45 students are enrolled in the Basic Professional Culinary Skills program in Salinas. The College of Food enrolls students every three to four weeks. Weekend professional programs are currently offered every eight or fourteen weeks. As of September 30, 1997, the Academy has 44 students enrolled in various weekend professional programs.

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

The Academy has available housing for students enrolled in the AOS and B&P programs. In July 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing. In October 1997, the Academy purchased for approximately $1,900,000 a hotel building in San Francisco, across the street from its main campus, which it intends to use for student housing. Management believes available student housing will have a favorable impact on new student enrollments and student retention rates.

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

Except for historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this Report involve numerous risks and uncertainties, including those discussed in this Report, and the Academy's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


RESULTS OF OPERATIONS

The Academy has a net loss of $161,000 of $(0.05) per share for the quarter ended September 30, 1997, compared to net income of $46,000 or $0.01 per share for the quarter ended September 30, 1996.

Total revenues increased 11.5% for the quarter ended September 30, 1997 to $3,934,000 from $3,529,000 from the same period in the prior year. Total revenues from culinary arts education increased 14.1% for the quarter ended September 30, 1997 to $3,282,000 from $3,010,000 from the same period in the prior year.

Total student count as of September 30, 1997 increased 8.8% to 656 students in the AOS, B&P and College of Food programs compare to 603 student as of September 30, 1996. The increase is primarily attributed to the introduction of the College of Food programs as well as changes in the frequency of class starts in the AOS and B&P programs.

Restaurant, retail, media and other revenues were $652,000, or 16.7% of total revenues for the quarter ended September 30, 1997 compared to $519,000, or 14.7% for the same period in the prior year. Revenue for the quarter ended September 30, 1996 included approximately $150,000 from a royalty fee for the use of the Academy's trademark, logo and certain content in computer CD-ROM products.

Cost of sales were $838,000 or 21.3% or total revenues for the quarter ended September 30, 1997 as compared to $702,000 or 19.9% of total revenues for the same period in the prior year. The increase is primarily attributed to an increase in food and beverage costs consumed in culinary education and increase restaurant sales; and increased program fees due to increased enrollments.

Operating expenses were $3,310,000 or 84.1% of total revenues for the quarter ended September 30, 1997 compared to $2,744,000 or 77.8% of total revenues for the same period in the prior year. The increase is primarily attributed to expenditures for compensation and benefits, board of directors fees which were not incurred in the prior year, legal expenditures and advertising and promotion costs.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At September 30, 1997, the Academy's principal sources of liquidity included cash and cash equivalents of $1,880,000 and net accounts receivable of $3,849,000 compared to $2,308,000 and $2,847,000 as of June 30, 1997, respectively. The decrease in cash and cash equivalents is due primarily to the Academy's using cash and cash flow from operations to fund capital expenditures. The increase in net accounts receivable is due primarily to increase enrollments. The Academy has long-term obligations of $131,000 and working capital of $889,000 at September 30, 1997 compared to $148,000 and $1,066,000 as of June 30, 1997, respectively.

As of September 30, 1997, the Academy had no outstanding loans with banks. Other term loans aggregate in the amount of $47,000. As of June 30, 1997, the Academy had no outstanding term loans with banks and $50,000 in other term loans.

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

ITEM 2.  CHANGES IN SECURITIES                                   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     None

ITEM 5.  OTHER INFORMATION                                       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a.)   EXHIBITS

     EXHIBIT NO.              DESCRIPTION
    -------------            ---------------------------------------------------

        10.34               Lease Agreement with Leslie Hotel Partners, LLC
        11.0                Statement re:  Computation of Earnings per Share
        27.0                Financial Data Schedule

       (b.)   REPORTS ON FORM 8-K       None

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CALIFORNIA CULINARY ACADEMY, INC.



November 19, 1997                       By:   /s/  Robert A. Stoffregen
                                            ------------------------------------
                                             Robert A. Stoffregen
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and Financial
                                             Officer)