Form 10QSB
period 1997-12-31
CALIFORNIA CULINARY ACADEMY INC
filed 1998-02-19
CIK 858915

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended December 31, 1997.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _________ to _________.


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
           -----    -----

The number of shares outstanding of the registrant's Common Stock as of December 31, 1997, was 3,771,020.


Transitional Small Business Disclosure Format.  Yes       No   X  .
                                                    -----    -----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                               CALIFORNIA CULINARY ACADEMY, INC.
                                         BALANCE SHEETS
                                        (IN THOUSANDS)

                                                  December 31,     June 30,      December 31,
                                                      1997           1997            1996
                                                  ------------    ----------     -------------
                                                   (UNAUDITED)     (NOTE 1)      (UNAUDITED)
ASSETS
Current  Assets:
   Cash and cash equivalents                         $ 1,293         $2,308          $ 2,264
   Accounts receivable                                 3,397          2,847            3,378
   Inventories                                           291            341              325
   Prepaid expenses and other assets                     581            531              280
                                                  ------------    ----------     -------------
       Total Current Assets                            5,562          6,027            6,247
                                                  ------------    ----------     -------------

Property and equipment, net                            7,000          4,965            4,935
Other assets                                             646            634            1,082
                                                  ------------    ----------     -------------
       TOTAL ASSETS                                  $13,208        $11,626          $12,264
                                                  ------------    ----------     -------------
                                                  ------------    ----------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $1,056         $1,188          $   982
   Deferred revenue                                    4,011          3,212            3,980
   Current portion of long term debt                      89            117               77
   Other current liabilities                             401            444              393
                                                  ------------    ----------     -------------
        Total Current Liabilities                      5,557          4,961            5,432
                                                  ------------    ----------     -------------

Long term debt                                         1,324            148              226
Other non-current liabilities                                                            438

   Convertible Preferred stock                            91            953              976
   Common stock                                       10,635          9,649            9,144
   Accumulated deficit                                (4,399)        (4,085)          (3,952)
                                                  ------------    ----------     -------------
      Total Shareholders' Equity                       6,327          6,517            6,168
                                                  ------------    ----------     -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $13,208        $11,626          $12,264
                                                  ------------    ----------     -------------
                                                  ------------    ----------     -------------


                        See notes to condensed financial statements

                             CALIFORNIA CULINARY ACADEMY, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)


                                                      Three Months Ended          Six Months Ended
                                                         December 31,               December 31,
                                                     ---------------------     ---------------------
                                                       1997         1996         1997         1996
                                                     --------     --------     --------     --------
Revenues:
   Culinary arts education                            $3,231       $3,022       $6,514       $6,032
   Restaurants & catering and other                      951          767        1,603        1,286
                                                  -----------   ----------   ----------   ----------
      Total revenues                                   4,182        3,789        8,117        7,318
Cost of sales
   Food & beverage                                       460          415          886          786
   Other cost of sales                                   390          398          802          729
                                                  -----------   ----------   ----------   ----------
                                                         850          813        1,688        1,515
                                                  -----------   ----------   ----------   ----------

Gross Margin                                           3,332        2,976        6,429        5,803

Operating expenses
   Occupancy                                             514          430          958          875
   Depreciation & amortization                           282          299          551          564
   Compensation & benefits                             1,684        1,308        3,305        2,639
   Outside services                                      181          180          385          302
   Advertising & promotion                               209          118          394          266
   Legal & other                                         617          451        1,204          886
                                                  -----------   ----------   ----------   ----------
                                                       3,487        2,786        6,797        5,532

Interest income (expense)                                (11)          20            5           14
                                                  -----------   ----------   ----------   ----------

Income (loss) before provision for income taxes         (166)         210         (363)         285

Income tax provision (benefit)                           (34)          84          (70)         114
                                                  -----------   ----------   ----------   ----------
Net income (loss)                                      $(132)        $126        $(293)        $171
                                                  -----------   ----------   ----------   ----------
                                                  -----------   ----------   ----------   ----------
Basic Earnings Per Share                              $(0.04)       $0.03        $0.09        $0.04
                                                  -----------   ----------   ----------   ----------
                                                  -----------   ----------   ----------   ----------


                        See notes to condensed financial statements

                               CALIFORNIA CULINARY ACADEMY, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS, UNAUDITED)

                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                   1997            1996
                                                              --------------   ------------
Cash flows from operating activities:
   Net income (loss)                                               $(293)          $171
   Adjustments to reconcile net income (loss) to net
   cash provided by used in operating activities:
      Depreciation and amortization                                  551            565
      Tax provision (Benefit)                                        (70)           114
      Provision for losses on accounts receivable                     54             13
      Deferred rent                                                  (82)             9
      Stock issued for services                                       31
      Gain on disposal of property                                                  (10)
   Changes in assets and liabilities:
      Accounts receivable                                           (604)          (605)
      Inventories                                                     50           (117)
      Prepaid expenses and other assets                               27           (136)
      Accounts payable and accrued and other liabilities             (86)          (122)
      Deferred revenue                                               799            184
                                                              --------------   ------------
        Net cash provided by (used in) operating activities          377             66
                                                              --------------   ------------
Cash flows from investing activities:
   Acquisition of property and equipment                          (2,523)        (1,319)
   Decrease in long-term investments                                                646
                                                              --------------   ------------
        Net cash used in investing activities                     (2,523)          (673)
                                                              --------------   ------------
Cash flows from financing activities:
   Borrowings under long term debt agreements                      1,230
   Principal payments on long term debt                              (81)          (803)
   Proceeds from exercise of stock options and warrants*
   (Net a Note Receivable)                                            61          1,119
   Repurchase of common stock                                                      (717)
   Payment of Preferred Stock dividends                              (76)
   Cost of offering - preferred stock                                 (3)           (11)
                                                              --------------   ------------
        Net cash provided by (used in) financing activities        1,131           (412)
                                                              --------------   ------------
Net decrease in cash and cash equivalents                         (1,015)        (1,019)
Cash and cash equivalents, beginning of period                     2,308          3,283
                                                              --------------   ------------
Cash and cash equivalents, end of period                          $1,293         $2,264
                                                              --------------   ------------
                                                              --------------   ------------


                        See notes to condensed financial statements

                         CALIFORNIA CULINARY ACADEMY, INC.
                         CONDENSED STATEMENT OF CASH FLOWS


Supplemental disclosure of cash paid for:

                                               For the Six Months Ended
                                                      December 31,
                                                      ------------
                                                  1997           1996
                                                -------        -------
     Interest                                   $41,000        $93,000
     Income taxes                                 1,000          1,000


Supplemental disclosure of non-cash investing and financing activities:

The Academy issued 254,541 shares of Series A Preferred Stock upon conversion of $1,400,000 of Convertible Subordinated Debt for the six months ended December 31, 1996.

The Academy issued a promissory note of approximately $157,000 for the repurchase of Common Stock for the three months ended December 30, 1996.

The Academy received promissory notes of approximately $529,000 in exchange for the exercise of stock options for the six months ended December 31, 1997.

                         CALIFORNIA CULINARY ACADEMY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 31, 1997, and the interim results of operations and cash flows for the six months ended December 31, 1997 and December 31, 1996. The balance sheet at June 30, 1997, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

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

NOTE 2 -- PREFERRED STOCK

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

During the three months and 6 months ended December 31, 1997, certain Series A Preferred Stock shareholders elected to convert approximately 165,000 and 73,000 shares into Common Stock, respectively.

NOTE 3 -- MASTER LEASE AGREEMENT

On July 21, 1997 the Academy entered into a master lease agreement for a 68 room hotel in San Francisco. This lease commenced on September 1, 1997 and expires August 31, 2012, and requires initial monthly payments of $27,083 with a step rent clause increasing payments to 33,333 by the end of the lease. The master lease also requires payment of a pro-rata share of common area maintenance.

NOTE 4 -- RELATED PARTY TRANSACTIONS

On December 15, 1997, the Chairman of the Board and another member of the Board elected to exercise approximately 108,000 and 15,000 vested stock options respectively. In exchange, as permitted by the Academy's 1992 Stock Option Plan, each director delivered to the Academy a promissory note for the value of the stock options in the amount of approximately $465,000 and $62,000, respectively. The notes bear an interest rate of 9.5% and are due no later than June 30, 1998.

NOTE 5 -- ACQUISITION OF PROPERTY

On October 3, 1997 the Academy purchased for approximately $1,900,000 a 70 room residential hotel adjacent to the Academy's main campus in San Francisco to provide student housing. In connection with this purchase, the Academy issued a promissory note of $1,200,000 with principal and interest payments due monthly. The initial monthly payment of $10,434 will commence on December 1, 1997. The note bears interest at a variable rate based on the LIBOR index rate plus 4.15% (9.75% as of October 3, 1997) and mature on November 1, 2007.

NOTE 6 - EARNINGS PER SHARE


The components of basic and diluted earning per share are as follows:




                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                  DECEMBER 31,                  DECEMBER 31,
                                              1997           1996           1997           1996
                                            --------        ------        -------        -------
Net Income                                   ($132)          $125          ($293)          $171
Less:  preferred stock dividends                (6)           (27)           (21)           (37)
Less:  convertible note interest expense                       (9)                           (9)
                                            --------        ------        -------        -------
Income available to common shareholders       (138)            89           (314)           125

Weighted average shares outstanding          3,636          3,229          3,581          3,229

                                            --------        ------        -------        -------
BASIC EARNINGS PER SHARE                    ($0.04)         $0.03         ($0.09)         $0.04
                                            --------        ------        -------        -------
                                            --------        ------        -------        -------


EFFECT OF DILUTIVE SECURITIES
Add:  preferred stock dividends                  6             27             21             37
Add:  convertible note interest expense          0              9              0              9
                                            --------        ------        -------        -------
Income available to common shareholders       (132)           125           (293)           171

Weighted average shares outstanding          3,636          3,229          3,581          3,229
Add:  Stock options and warrants                              137                           136
Add:  convertible preferred stock                             254                           205
                                            --------        ------        -------        -------
Weighted average shares outstanding          3,636          3,620          3,581          3,570


                                            --------        ------        -------        -------
DILUTED EARNINGS PER SHARE                  ($0.04)         $0.03         ($0.09)         $0.04
                                            --------        ------        -------        -------
                                            --------        ------        -------        -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion should be read in conjunction with the financial statements and notes thereto.

The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Program, the B&P Certificate program, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class. The 30-week B&P Program enrolls classes on a five week cycle typically ranging in size from 15 to 20 students with five classes enrolled as of December 31, 1997. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California. As of December 31, 1997, approximately 52 students are enrolled in the Basic Professional Culinary Skills program in Salinas. The College of Food enrolls students every three to four weeks. Weekend professional programs are currently offered every eight or fourteen weeks. As of December 31, 1997, the Academy has 35 students enrolled in various weekend professional programs.

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

RESULTS OF OPERATIONS


REVENUES

Culinary arts education revenue increased 6.9% to $3,231,000 for the quarter ended December 31, 1997 from $3,022,000 reported in the same period last year. Culinary arts education revenue increased 8.0% to $6,514,000 for the six months ended December 31, 1997 from $6,032,000 reported in the same period last year. The increase in culinary arts education revenue is due primarily to a 16.8% increase in student enrollment in certificate and degree programs as of December 31, 1997; offset by a reduction in consumer education revenues as a result of the discontinuation of the program during the quarter ended June 30, 1997.

Restaurant & catering and other revenue increased 24.0% to $951,000 for the quarter ended December 31, 1997 from $767,000 in the same period last year. Restaurant & catering and other revenue increased 24.7% to $1,603 for the six months ended December 31, 1997 from $1,286 in the same period last year. The increase is due primarily to increase banquet and catering activity in the Academy's two restaurants.

COST OF SALES

Food and beverage cost increased 10.8% to $460,000 for the quarter ended December 31, 1997 from $415,000 reported in the same period last year. Food and beverage cost increased 12.7% to $886,000 for the six months ended December 31, 1997 from $786,000 reported in the same period last year. Food and beverage cost increased in dollar amounts as the Academy incurred higher costs primarily associated with an increase in culinary arts education revenue and restaurant and catering revenue. The increase in food and beverage cost as a percent of related culinary arts education and restaurant revenue is consistent with the comparable periods last year.

Other costs decreased 2.0% to $390,000 for the quarter ended December 3, 1997 from $398,000 reported in the same period last year. Other costs increased 10.0% to $802,000 for the six months ended December 31, 1997 from $729,000 for the same period last year. The decrease for the quarter ended December 31, 1997 is attributed to lower cost of merchandise associated with decreased merchandise sales in the Academy's retail store; offset by increased decoration and entertainment expenses associated with the increased restaurant revenue. The increase for the six months ended December 31, 1997 is due primarily to student program supplies costs as a result of increased enrollment levels and increased decoration and entertainment expenses associated with the increased restaurant revenue.

OPERATING EXPENSES

Occupancy cost increased 19.5% to $514,000 for the quarter ended December 31, 1997 from $430,000 for the same period last year. Occupancy cost increased 9.5% to $958,000 for the six months ended December 31, 1997 from $875,000 in the same period last year. The increase is due primarily to the lease of a 68 room residential hotel in September 1997 and the purchase of a 70 room residential hotel on October 1997; offset by reduction in rent for the Academy's main campus facility as a result of lease renegotiation completed in May 1997.

Depreciation and amortization decreased 5.7% to $282,000 for the quarter ended December 31, 1997 from $299,000 for the same period last year. Depreciation and amortization decreased 2.3% to $551,000 for the six months ended December 31, 1997 from $564,000 for the same period last year. The decrease is due primarily to lower expense as a result of the renegotiated lease for the Academy's main campus facility offset by the depreciation expense associated with the purchase of a 70 room residential hotel and continued investment to improve kitchen facilities and information systems.

Compensation and benefits cost increased 28.7% to $1,684,000 for the quarter ended December 31, 1997 from $1,308,000 for the same period last year. Compensation and benefits cost increased 25.2% to $3,305,000 for the quarter ended December 31, 1997 from $2,639,000 for the same period last year. The increase is due primarily to addition of faculty as a result of the increase in student enrollments; addition of staff in the College of Food to support increase enrollment and the opening of a second campus in San Diego in February 1998; addition of administrative and marketing staff to support growth in enrollments and revenue; and normal cost increases for wages.

Outside services cost increased 0.6% to $181,000 for the quarter ended December 31, 1997 from $180,000 for same period last year. Outside services cost increased 27.5% to $385,000 for the six months ended December 31, 1997 from $302,000 for same period last year. The increase is due primarily to increased board of directors fees begun in June 1997 and retention of consultants to assist with documentation of new education programs and filing with Federal Department of Education and State regulatory agencies.

Advertising and promotion cost increased 77.1% to $209,000 for the quarter ended December 31, 1997 from $118,000 for the same period last year. Advertising and promotion cost increased 48.1% to $394,000 for the quarter ended December 31, 1997 from $266,000 for the same period last year. The increase is due primarily to additional expenditures for convention and conferences attended to promote enrollments; and the sponsorship of a week-end street fair at the San Francisco campus to celebrate the Academy's twentieth anniversary.

Legal and other cost increased 36.8% to $617,000 for the quarter ended December 31, 1997 from $451,000 for the same period last year. Legal and other cost increased 35.9% to $1,204,000 for the six months ended December 31, 1997 from $886,000 for the same period last year. The increase is primarily due to legal representation and settlement costs related to a wrongful termination lawsuit, which was settled in September 1997.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net consists primarily of interest earned on cash equivalents and short-term investments and interest expense incurred on a $1,200,000 promissory note issued in connection with the Academy's purchase of a 70 room residential hotel in October 1997

INCOME TAX PROVISION (BENEFIT)

The Academy has provided for federal and state income taxes at 20% for the quarter and six months ended December 31, 1997 and compared to a effective tax rate of 40% for the same comparable periods last year. The decrease in effective tax rate is the result of net operating losses incurred through December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At December 31, 1997, the Academy's principal sources of liquidity included cash and cash equivalents of $1,293,000 and net accounts receivable of $3,397,000 compared to $2,308,000 and $2,847,000 as of June 30, 1997, respectively. The decrease in cash and cash equivalents is due primarily to the Academy's using cash and cash flow from operations to fund capital expenditures and the acquisition of a hotel to be used for student housing. The increase in net accounts receivable is due primarily to increased enrollments. The Academy has long-term obligations of $1,324,000 and working capital of $534,000 at December 31, 1997 compared to $148,000 and $1,066,000 as of June 30, 1997, respectively.

As of December 31, 1997, the Academy had $1,200,000 outstanding loans with banks. As of June 30, 1997, the Academy had no outstanding term loans with banks and $50,000 in other term loans.

PART II - OTHER INFORMATION

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

Item 2.  Changes in Securities                                   None

Item 3.  Defaults upon Senior Securities                         None

Item 4.  Submission of Matters to a Vote of Security Holders     None

Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K


        (a.)     Exhibits

     Exhibit No.                Description
     -----------              --------------------------------------------------
       10.35                  Real estate purchase agreement for 622-632 Polk
                              Street, San Francisco, California

       10.36                  Promissory note with Imperial Thrift Savings

       10.37                  Promissory note from Theodore Crocker

       10.38                  Promissory note from Grover Wickersham

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



                                    CALIFORNIA CULINARY ACADEMY, INC.


February 19, 1998              By:   /s/ Keith H. Keogh
                                   ---------------------------------------------
                                    President


February 19, 1998              By:   /s/ Thomas Spanier
                                   ---------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


February 19, 1998              By:   /s/  Peter Richmond
                                   ---------------------------------------------
                                    Director of Finance