Form 10QSB
period 1998-03-31
CALIFORNIA CULINARY ACADEMY INC
filed 1998-05-15
CIK 858915

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

The number of shares outstanding of the registrant's Common Stock as of March 31, 1998, was 3,814,430.


Transitional Small Business Disclosure Format.  Yes      No  X  .
                                                   -----   -----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      CALIFORNIA CULINARY ACADEMY, INC.
                          CONDENSED BALANCE SHEETS
                               (IN THOUSANDS)

                                                           March 31,      June 30,      March 31,
                                                             1998           1997           1997
                                                          -----------     --------     -----------
                                                          (unaudited)     (Note 1)     (unaudited)
ASSETS
Current  Assets:
  Cash and cash equivalents                                   $713         $2,308         $2,845
  Accounts receivable                                        4,574          2,847          2,904
  Inventories                                                  425            341            310
  Prepaid expenses and other assets                          1,065            531            211
                                                          -----------     --------     -----------
       Total Current Assets                                  6,777          6,027          6,270
                                                          -----------     --------     -----------
Property and equipment, net                                  6,901          4,965          4,799
Other assets                                                   655            634          1,004
                                                          -----------     --------     -----------
       TOTAL ASSETS                                        $14,333        $11,626        $12,073
                                                          -----------     --------     -----------
                                                          -----------     --------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                    $562         $1,188           $895
  Deferred revenue                                           4,415          3,212          3,696
  Current portion of long term debt                             84            117            458
  Other current liabilities                                  1,212            444             26
                                                          -----------     --------     -----------
       Total Current Liabilities                             6,273          4,961          5,075
                                                          -----------     --------     -----------

Long term debt                                               1,304            148            169
Other non-current liabilities                                                                436

  Convertible Preferred stock                                    0            953            967
  Common stock                                              11,276          9,649          9,289
  Accumulated deficit                                       (4,520)        (4,085)        (3,863)
                                                          -----------     --------     -----------
       Total Shareholders' Equity                            6,756          6,517          6,393
                                                          -----------     --------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $14,333        $11,626        $12,073
                                                          -----------     --------     -----------
                                                          -----------     --------     -----------

                       CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended          Nine Months Ended
                                                              March 31,                 March 31,
                                                      ---------------------       ----------------------
                                                        1998          1997          1998          1997
                                                      --------     --------       --------      --------
Revenues:
  Culinary arts education                             $3,623        $3,401        $10,137       $9,433
  Restaurants & catering and other                       594           720          2,198        2,006
                                                      --------     --------       --------      --------
       Total revenues                                  4,217         4,121         12,335       11,439
Cost of sales
  Food & beverage                                        467           478          1,353        1,263
  Other cost of sales                                    338           416          1,139        1,146
                                                      --------     --------       --------      --------
                                                         805           894          2,492        2,409
                                                      --------     --------       --------      --------

Gross Margin                                           3,412         3,227          9,843        9,030
Operating expenses
  Occupancy                                              528           432          1,486        1,307
  Depreciation & amortization                            290           314            841          878
  Compensation & benefits                              1,693         1,586          4,998        4,225
  Outside services                                       197            76            582          378
  Advertising & promotion                                215           141            610          409
  Legal & other                                          645           499          1,851        1,382
                                                      --------     --------       --------      --------
                                                       3,568         3,048         10,368        8,579

Interest income (expense)                                  0            13              5           26
                                                      --------     --------       --------      --------
Income (loss) before provision for income taxes         (156)          192           (520)         477

Income tax provision (benefit)                           (38)           77           (107)         191
                                                      --------     --------       --------      --------
Net income (loss)                                      $(118)         $115          $(413)        $286
                                                      --------     --------       --------      --------
                                                      --------     --------       --------      --------
Basic earnings per share                              $(0.03)        $0.03         $(0.11)       $0.08
                                                      --------     --------       --------      --------
                                                      --------     --------       --------      --------

                                       3

                         CALIFORNIA CULINARY ACADEMY, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS, UNAUDITED)

                                                                     Nine Months Ended March 31,
                                                                     ---------------------------
                                                                        1998             1997
                                                                     ----------       ----------
Cash flows from operating activities:
   Net income (loss)                                                    $(413)             $286
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                    841               878
         Tax provision (benefit)                                         (107)              191
         Provision for losses on accounts receivable                       84                 9
         Deferred rent                                                    107                 7
         Stock issued for services                                         31                 0
         Gain on disposal of property                                       0                 2
   Changes in assets and liabilities:
         Accounts receivable                                           (1,600)             (126)
         Inventories                                                      (84)             (102)
         Prepaid expenses and other assets                                 70              (100)
         Notes Receivable                                                (496)                0
         Accounts payable and accrued and other liabilities               132              (259)
         Deferred revenue                                                 799               (99)
                                                                     ----------       ----------
            Net cash provided by (used in) operating activities          (636)              687
                                                                     ----------       ----------
Cash flows from investing activities:
   Acquisition of property and equipment                               (2,682)           (1,465)
   Decrease in long-term investments                                        0               646
                                                                     ----------       ----------
            Net cash used in investing activities                      (2,682)             (819)
                                                                     ----------       ----------
Cash flows from financing activities:
   Borrowings under long term debt agreements                           1,230
   Principal payments on long term debt                                   (16)             (797)
   Proceeds from exercise of stock options and warrants                   590             1,265
   Repurchase of common stock                                               0              (717)
   Payment of Preferred Stock dividends                                   (78)              (37)
   Cost of offering - preferred stock                                      (3)              (20)
                                                                     ----------       ----------
            Net cash provided by (used in) financing activities         1,723              (306)
                                                                     ----------       ----------
Net decrease in cash and cash equivalents                              (1,595)             (438)
Cash and cash equivalents, beginning of period                          2,308             3,283
                                                                     ----------       ----------
Cash and cash equivalents, end of period                                 $713            $2,845
                                                                     ----------       ----------
                                                                     ----------       ----------

                        CALIFORNIA CULINARY ACADEMY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS


Supplemental disclosure of cash paid for:

                                             For the Nine Months Ended
                                                      March 31,
                                             -------------------------
                                                1998           1997
                                             ----------     ----------
Interest                                       $66,000         $43,000
Income Taxes                                    $1,000         $10,000


Supplemental disclosure of non-cash investing and financing activities:

The Academy issued 254,541 shares of Series A Preferred Stock upon conversion of $1,400,000 of Convertible Subordinated Debt for the nine months ended March 31, 1997.

The Academy issued a promissory note of approximately $157,000 for the repurchase of Common Stock for the nine months ended March 31, 1997.

The Academy received promissory notes of approximately $529,000 in exchange for the exercise of stock options for the nine months ended March 31, 1998. Of these notes, a director paid in full a $62,000 promissory note in March, 1998.

On February 4, 1998, the closing price of the Common stock equaled or exceeded $8.00 for 20 consecutive trading days. Pursuant to the automatic conversion provisions of the Series A Preferred Stock, 23,580 shares of Series A Preferred Stock, representing all the remaining Series A Preferred Stock outstanding, was automatically converted to 23,580 shares of Common stock.

                         CALIFORNIA CULINARY ACADEMY, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1998, and the interim results of operations and cash flows for the nine months ended March 31, 1998 and March 31, 1997. The balance sheet at June 30, 1997, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

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

The results of operations for the three months and nine months presented herein are not necessarily indicative of the results to be expected for the full year.

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

Each share of Series A Preferred Stock is convertible at the option of the holder into the Academy's Common Stock at the conversion price of $5.50 per share. After February 23, 1997, each share of Series A Preferred Stock was to convert automatically if the closing price of the Common Stock equals or exceeds $8.00 for 20 consecutive trading days. Certain provisions for price protection are set forth in the terms of the Series A Preferred Stock, but in no event was the conversion price be less than $3.50.

During the nine months ended March 31, 1998, certain Series A Preferred Stock shareholders elected to convert approximately 237,000 shares into Common Stock. As of February 4, 1998, the Common stock closing price had exceeded $8.00 for 20 consecutive trading days. Consequently, 23,580 shares, representing all the remaining outstanding shares of Series A Preferred Stock, were automatically converted into 23,580 shares of Common Stock effective February 4, 1998.

NOTE 3 -- MASTER LEASE AGREEMENT

On July 21, 1997, the Academy entered into a master lease agreement for a 68 room hotel in San Francisco. This lease commenced on September 1, 1997 and expires August 31, 2012, and requires initial monthly payments of $27,083 with a step rent clause increasing payments to $33,333 by the end of the lease. The master lease also requires payment of a pro-rata share of common area maintenance.

NOTE 4 -- RELATED PARTY TRANSACTIONS

On December 15, 1997, the Chairman of the Board and another member of the Board elected to exercise approximately 108,000 and 15,000 vested stock options, respectively. In exchange, as permitted by the Academy's 1992 Stock Option Plan, each director delivered to the Academy a promissory note for the value of the stock options in the amount of approximately $465,000 and $62,000, respectively. The notes bear an interest rate of 9.5% and are due no later than June 30, 1998. On March 12, 1998, the $62,000 note was paid.

NOTE 5 - ACQUISITION OF PROPERTY

On October 3, 1997, the Academy purchased for approximately $1,900,000 a 70 room residential hotel adjacent to the Academy's main campus in San Francisco to provide student housing. In connection with this purchase, the Academy issued a promissory note of $1,200,000 with principal and interest payments due monthly. The initial monthly payment of $10,434 commenced on December 1, 1997. The note bears interest at a variable rate based on the LIBOR index rate plus 4.15% (9.75% as of March 31, 1998) and mature on November 1, 2007.

NOTE 6 -- EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                              1998           1997           1998           1997
                                            -------         ------        -------         ------
Net Income                                   ($118)          $115          ($413)          $286
Less: preferred stock dividends                 (2)                          (23)           (37)
Less: convertible note interest expense                                                      (9)
                                            -------         ------        -------         ------
Income available to common shareholders       (120)           115           (436)           240

Weighted average shares outstanding          3,814          3,324          3,814          3,290
                                            -------         ------        -------         ------
BASIC EARNINGS PER SHARE                    ($0.03)         $0.03         ($0.11)         $0.07
                                            -------         ------        -------         ------
                                            -------         ------        -------         ------
EFFECT OF DILUTIVE SECURITIES
Add: preferred stock dividends                   2                            23             37
Add: convertible note interest expense                                                        9
                                            -------         ------        -------         ------
Income available to common shareholders       (118)           115           (413)           286

Weighted average shares outstanding          3,814          3,324          3,814          3,290
Add: stock options and warrants                               120                           110
Add: convertible preferred stock                              254                           254
                                            -------         ------        -------         ------
Weighted average shares outstanding          3,814          3,698          3,814          3,654
                                            -------         ------        -------         ------
DILUTIVE EARNINGS PER SHARE                 ($0.03)         $0.03         ($0.11)         $0.08
                                            -------         ------        -------         ------
                                            -------         ------        -------         ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion should be read in conjunction with the financial statements and notes thereto.

The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Program, the B&P Certificate program, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class, with 646 students enrolled as of March 31, 1998. The 30-week B&P Program enrolls classes on a five week cycle typically ranging in size from 15 to 20 students with 82 students enrolled as of March 31, 1998. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California and opened its second College of Food facility on the campus of San Diego State University in February 1998. The College of Food enrolls students every three to four weeks. As of March 31, 1998, approximately 62 and 42 students were enrolled in the Basic Professional Culinary Skills program in Salinas and San Diego, respectively. Weekend professional programs are currently offered every eight or fourteen weeks. As of March 31, 1998, the Academy had 93 students enrolled in various weekend professional programs.

Consumer education consists of programs oriented to a part-time audience. The course length and content address the interests of food industry professionals, home cooks and career changers. These courses include single topic classes and various three or four class series current topics and basic skills.

Restaurant and retail operations include two restaurants and a private dining room which is generally open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student-prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the "COOKING AT THE ACADEMY" television series and cookbook royalties. Certain expenses such as food costs and costs of goods sold related to both educational services and retail restaurant operations.

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

The Academy believes that manageable growth is achievable through the addition of extension campuses offering selected courses from the AOS Program at training facilities such as its Colleges of Food at Salinas and San Diego, California and by the addition of contract training programs offered to the food industry. While management believes that this strategy will enable it to significantly increase revenues by providing additional educational and training resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy.

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

The primary risks and uncertainties that could affect future results include, without limitation: (i) the inability of management to successfully implement and manage the Academy's new growth strategy of adding more remote training facilities and new programs to be offered to the foodservice industry; (ii) uncertainties associated with overhauling the structure of the A.O.S. degree program enrollment process and the inability of the Academy to make appropriate adjustments in a timely manner; (iii) the increased competition from both for-profit and non-profit culinary arts education institutions; (iv) the continued dependence on financial aid programs to fund a majority of Academy's students' education, thereby providing a significant portion of the Academy's revenues, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid; (v) increase of the Academy's cohort default rate to 25%, the percentage of Academy students who have defaulted on repayment of government student loans, which could in the future impair or limit the Academy's participation in government financial aid programs; and (vi) the possibility that regulatory agencies that directly or indirectly impact aspects of the Academy's business could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner.

RESULTS OF OPERATIONS

REVENUES

Culinary arts education revenue increased 6.5% to $3,623,000 for the quarter ended March 31, 1998 from $3,401,000 reported in the same period last year. Culinary arts education revenue increased 7.5% to $10,137,000 for the nine months ended March 31, 1998 from $9,433,000 reported in the same period last year. The increase in culinary arts education revenue is due primarily to increases in student enrollment in all education programs.

Restaurant & catering and other revenue decreased 17.5% to $594,000 for the quarter ended March 31, 1998 from $720,000 in the same period last year. Restaurant & catering and other revenue increased 9.6% to $2,198,000 for the nine months ended March 31, 1998 from $2,006,000 in the same period last year. The increase for the nine month period is due primarily to increased banquet and catering activity in the Academy's two restaurants. The decrease for the quarter is primarily due to reduced media revenues for the quarter and reduced restaurant revenues during the quarter, consistent with reduced restaurant patronage in the region due to unusually wet weather.

COST OF SALES

Food and beverage cost decreased 2.3% to $467,000 for the quarter ended March 31, 1998 from $478,000 reported in the same period last year. Food and beverage cost increased 7.0% to $1,353,000 for the nine months ended March 31, 1998 from $1,263,000 reported in the same period last year. Food and beverage cost increased in dollar amounts for the nine month period as the Academy incurred higher costs primarily associated with an increase in culinary arts education revenue and restaurant and catering revenue. The reduction of food and beverage cost during the quarter is attributable to the decrease in restaurant and catering revenue and is partially offset by increased costs relating to increased culinary arts education enrollment. The food and beverage cost as a percent of related culinary arts education and restaurant revenue is consistent with the comparable periods last year.

Other costs of sales decreased 18.8% to $338,000 for the quarter ended March 31, 1998 from $416,000 reported in the same period last year. Other costs of sales decreased 0.6% to $1,139,000 for the nine months ended March 31, 1998 from $1,146,000 for the same period last year. The decrease for the quarter ended March 31, 1998 is attributed to lower cost of merchandise associated with student supply packages.

OPERATING EXPENSES

Occupancy cost increased 22.2% to $528,000 for the quarter ended March 31, 1998 from $432,000 for the same period last year. Occupancy cost increased 13.7 % to $1,486,000 for the nine months ended March 31, 1998 from $1,307,000 in the same period last year. The increase is due primarily to the lease of a 68 room residential hotel in September 1997 and the purchase of a 70 room residential hotel in October 1997; these increases were partially offset by a reduction in rent for the Academy's main campus facility as a result of lease renegotiation completed in May 1997.

Depreciation and amortization decreased 7.6% to $290,000 for the quarter ended March 31, 1998 from $314,000 for the same period last year. Depreciation and amortization decreased 4.2% to $841,000 for the nine months ended March 31, 1998 from $878,000 for the same period last year. The decrease is due primarily to lower expense as a result of the renegotiated lease for the Academy's main campus facility offset by the depreciation expense associated with the purchase of a 70 room residential hotel in October 1997, and continued investment to improve kitchen facilities and information systems.

Compensation and benefits cost increased 7.1% to $1,693,000 for the quarter ended March 31, 1998 from $1,586,000 for the same period last year. Compensation and benefits cost increased 18.5% to $4,998,000 for the nine months ended March 31, 1998 from $4,225,000 for the same period last year. The increase is due primarily to significant temporary cost reductions during Q1 and Q2 of 1997, relating to restructuring of the curriculum schedule and administrative functions, which returned to pre-reduction levels in the current year; addition of staff in the College of Food to support increased enrollment and the opening of a second campus in San Diego in February 1998; addition of administrative and marketing staff to support growth in enrollments and revenue; and normal cost increases for wages.

Outside services cost increased 143% to $197,000 for the quarter ended March 31, 1998 from $76,000 for same period last year. Outside services cost increased 51.1% to $582,000 for the nine months ended March 31, 1998 from $378,000 for same period last year. The increase is due primarily to increased board of directors fees begun in June 1997 and retention of consultants to update MIS systems, for filing with Federal Department of Education and State regulatory agencies and to fill interim management positions.

Advertising and promotion cost increased 58.0% to $215,000 for the quarter ended March 31, 1998 from $141,000 for the same period last year. Advertising and promotion cost increased 51.7% to $610,000 for the nine months ended March 31, 1998 from $409,000 for the same period last year. The increase is due primarily to additional expenditures for magazine and print advertising, convention and conferences participation to promote enrollments, promotion of consumer education programs at the Academy's main campus, promotion of the new San Diego College of Food, opened in February, 1998, and the sponsorship of a week-end street fair at the San Francisco campus to celebrate the academy's twentieth anniversary.

Legal and other cost increased 28.2% to $645,000 for the quarter ended March 31, 1998 from $499,000 for the same period last year. Legal and other cost increased 33.2% to $1,851,000 for the nine months ended March 31, 1998 from $1,382,000 for the same period last year. The increase is primarily due to legal representation and settlement costs related to a wrongful termination lawsuit, which was settled in September 1997, and for legal and professional services relating to exploration of strategic corporate alternatives and the resolution of matters relating to property improvements at the main campus facility.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net consists primarily of interest earned on cash equivalents and short-term investments and interest expense incurred on a $1,200,000 promissory note issued in connection with the Academy's purchase of a 70 room residential hotel in October 1997.

INCOME TAX PROVISION (BENEFIT)

The Academy has provided for federal and state income taxes at 20% for the quarter and nine months ended March 31, 1998 and compared to a effective tax rate of 40% for the same comparable periods last year. The decrease in effective tax rate is the result of net operating losses incurred though March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and through cash flow provided by operations.

At March 31, 1998, the Academy's principal sources of liquidity included cash and cash equivalents of $713,000, net accounts receivable of $4,574,000 compared to $2,308,000 and $2,847,000 as of June 30, 1997, respectively, and $496,000 notes receivable due June 1998 compared to no notes receivable as of June 30, 1997. The decrease in cash and cash equivalents is due primarily to the Academy's using cash and cash flow from operations to fund capital expenditures and the acquisition of a hotel to be used for student housing. The increase in net accounts receivable is due primarily to increased enrollments. The Academy has long-term obligations of $1,304,000 and working capital of $504,000 at March 31, 1998 compared to $148,000 and $1,066,000 as of June 30, 1997, respectively.

As of March 31, 1998, the Academy had $1,191,000 outstanding loans with banks. As of June 30, 1997, the Academy had no outstanding term loans with banks and $50,000 in other term loans.

THE YEAR 2000

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

As a result of an ongoing review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue the Company presently believes that the only potential system that may be affected is a licensed product which is covered by vendor support. The vendor has communicated to all of its customers that they are working on this issue and will supply appropriate modifications in a timely manner. The Company therefore believes that the Year 2000 issue will have minimal or no impact on the Company.

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

Item 2.  Changes in Securities                                   None

Item 3.  Defaults upon Senior Securities                         None

Item 4.  Submission of Matters to a Vote of Security Holders     None

Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K                        None

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CALIFORNIA CULINARY ACADEMY, INC.



May 15, 1998                           By:  /s/  Charles E. White
                                          -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)