Form 10KSB
period 1998-06-30
CALIFORNIA CULINARY ACADEMY INC
filed 1998-09-29
CIK 858915

                     U.S SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities and Exchange Act of 1934
   For the fiscal year ended June 30, 1998

/ / Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934
   For the transition period from ___________ to

                        COMMISSION FILE NUMBER: 0-21932

                       CALIFORNIA CULINARY ACADEMY, INC.

                 (Name of small business issuer in its charter)

                   CALIFORNIA                                        94-3042862
(State or other jurisdiction of incorporation or
                 organization)                        (I.R.S. Employer Identification Number)

                                                                       94102
                625 POLK STREET
               SAN FRANCISCO, CA
    (Address of principal executive offices)                         (Zip Code)

           Issuer's Telephone Number:
                 (415) 771-3536

Securities registered under Section 12(b) of the
Act:                                              None
Securities registered under Section 12(g) of the
Act:                                              Common Stock, no par value (Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes /X/    No / /.

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Revenues for the most recent fiscal year were: $16,732,000

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sale price on September 24, 1998 was $30,515,448.

    The number of shares outstanding of the issuer's Common Stock as of August 31, 1998, was 3,814,431.

    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format. Yes / /    No /X/.

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1--Description of Business", including the section therein entitled "Risk Factors," and in "ITEM 6--Management's Discussion and Analysis and Plan of Operations".

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    The California Culinary Academy, Inc., ("Academy") is one of the largest publicly held, for-profit professional culinary arts training schools in the United States (based on the number of students enrolled in its programs), offering a variety of programs to culinary arts professionals, serious amateurs and other members of the public who may be interested in specific culinary subjects. The Academy operates at three locations: the main campus located in San Francisco, California and at extension campuses in Salinas and San Diego, California. In conjunction with its education activities, the Academy operates two public restaurants and a small retail shop at its San Francisco campus, serving a clientele that consists of students, staff and the general public.

    The Academy has been in operation since 1977, offering its core programs, consisting of the Associate of Occupational Studies Culinary Arts Degree Program ("AOS Degree"), the Baking & Pastry Arts Certificate Program ("B&P Certificate"), weekend continuing education programs for professionals, and other courses or workshops for interested non-professional students.

    In October 1996, the Academy introduced a new concept in culinary education when it opened its College of Food at its extension campus in Salinas. A second College of Food was opened in San Diego, California in February 1998. The strategy of the College of Food is to increase the student's basic knowledge of kitchen skills, sanitation and supervisory skills, as well as offering specialized courses in baking and pastry. The College of Food concept is designed to attract students who wish to enter the culinary field, food service workers who need specialized training or individuals who simply want to expand their culinary knowledge.

    As of September 1, 1998, the Academy has graduated approximately 5,100 students from its professional programs. In addition, thousands of individuals have attended one or more of its continuing education classes. For the year ended June 30, 1998, the Academy averaged approximately 694 full-time students in its AOS Degree and B&P Certificate programs. These programs are designed to accommodate up to 25 students in each of approximately 25 enrollment periods per year for the AOS Degree program and 15 in each of the nine enrollment periods for the B&P Certificate program. The College of Food, which can accommodate up to approximately 150 students with new enrollments occurring approximately every three to four weeks, averaged 33 students during the year ended June 30, 1998. Because the curriculum at the Academy focuses on practical skills and techniques that the Academy believes are critical to success in the food industry, the Academy has historically enjoyed a high job placement rate among it graduates.

    The predecessor to the Academy was incorporated in June 1977, as a Pennsylvania corporation. In October 1986, the Academy was incorporated in the State of California under the name CCA Acquisition Corporation and was the surviving corporation in a merger with the Pennsylvania corporation. Upon completion of the merger, CCA Acquisition Corporation changed its name to California Culinary Academy, Inc.

EDUCATION PROGRAMS

    The Academy's professional programs are designed to prepare students for entry-level professional positions or for individual advancement to supervisory positions in food service operation. The primary educational offerings of the Academy are the AOS Degree and B&P Certificate programs. The Academy has also applied for certification of its Basic Professional Culinary Skills Program at the College of Food. Completed coursework from the College of Food's Basic Professional Culinary Skills Program is transferable into the Academy's AOS Degree program. In addition to its degree and certificate programs, the Academy also offers a large variety of non-degree programs for professionals and other students. All professional programs emphasize "hands on" practical experience.

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

    The curriculum of the AOS Degree program, which integrates classical and modern culinary techniques with strong kitchen management skills, is designed to prepare students for professional entry into the food service industry. Courses include Food Science and Technology, Food History and Anthropology, Baking and Pastry, Skill Development, Garde Manger, Hospitality Management, Production Kitchens, Wine Appreciation and other related subjects. In these courses students learn how to prepare breads, pastries, desserts, appetizers, soups, sauces, vegetables, salads, sandwiches, hors d'oeuvres, cold buffets, and entrees. They also learn to identify, fabricate and portion meats, poultry and fish. The professional kitchen management courses include such topics as sanitation, hygiene, safety procedures, cost control, human resource management and styles of table service.

    Integral to the coursework is experience operating the Academy's two restaurants and participating in an externship (see "Restaurants, Retail and Media"). In connection with the Academy's restaurant operations, student rotate through kitchen stations in order to gain proficiency in various skills needed to perform at professional standards in a commercial kitchen, and serve the general public clientele in both sit-down and buffet-style settings. The AOS Degree program provides a sequential course of study culminating in a three-month off-site externship where students gain actual experience working under a highly qualified professional chef.

    As of September 14, 1998, tuition and fees for the AOS Degree program total approximately $29,800 for the full 18-month course of study. This fee includes textbooks, uniforms, knife kits, the cost of food used in the classrooms and one meal per day, in addition to the cost of course instruction. Tuition is payable in installments during the two academic terms. Financial assistance is available to eligible students (see "Government Financial Aid Programs and Regulation").

    BAKING & PASTRY CERTIFICATE PROGRAM

    The B&P Certificate program is designed for those students interested in professional baking. The program provides 30 weeks of comprehensive study, with an emphasis on the hands-on application of fundamental techniques and ingredients. The program is divided into four modules, including (i) breads and doughs; (ii) cakes; (iii) service pastry and desserts; and (iv) chocolate, confectionery and showpieces. In addition, the curriculum includes professional development courses on safety and sanitation, nutrition and human resource management. Although not included as a required part of the curriculum, externships are available. Enrollment periods begin approximately every five weeks and each session can accommodate up to 15 students.

    As of September 21, 1998, tuition and fees for the B&P Certificate program total approximately $13,400 for the full 30-week course of study. This fee includes textbooks, uniforms, knife kits, cost of food, one meal per day and supplies. Deferred payment plans and financial assistance are available to eligible students (see "Government Financial Aid Programs and Regulations")

    BASIC PROFESSIONAL CULINARY SKILLS PROGRAM

    The California Bureau for Private Postsecondary and Vocational Education ("BPPVE") has granted a temporary certification of the Academy's 12-credit course of study offered at the College of Food. A permanent certification is expected in 1999. The Academy believes that its College of Food Basic Skills Program will receive the permanent certification being sought; however, there can be no assurance that the College of Food Basic Skills Program will be permanently approved by BPPVE in its current configuration or at all.

    The College of Food Basic Skills Program requires completion of 352 hours of study for 12 credits as follows: 32 hours of Safety and Sanitation; 128 hours of Kitchen Skills; 64 hours of Basic Baking skills; 64 hours of Garde Manger; 32 hours in Breakfast Cookery; and 32 hours of Current topics in Mid-Scale Dining. Credits from the College of Food Basic Skills Program can be applied toward earning an AOS Degree or a B&P Certificate through the Academy's core programs at the main campus.

    As of September 1, 1998, tuition and fees for the Certificate of Basic Professional Culinary Skills Program total approximately $5,000.

    NON-DEGREE OR CERTIFICATE PROGRAMS

    In addition to its educational programs leading to the AOS Degree in Culinary Arts, the B&P Certificate, and the College of Food Certificate of Basic Professional Culinary Skills, the Academy offers non-degree continuing education courses for professionals and serious amateurs, as well as other courses of interest to anyone who likes to cook. The professional non-degree continuing education programs address traditional kitchen skills with emphasis on palate development, cooking techniques, and sauces.

    The courses generally are offered on consecutive weekends, and cover a variety of subjects. Currently the Academy offers a series of eight-week culinary courses and a fourteen-week baking and pastry series. Fees for the non-degree professional programs range from $500 to $1,775. Completed course work can be applied toward earning an AOS Degree or B&P Certificate.

EDUCATIONAL SERVICES

    JOB PLACEMENT FOR PROFESSIONAL PROGRAM STUDENTS AND GRADUATES. The Academy's Career Services staff assists currently enrolled students and graduates in obtaining positions in the food industry in a number of ways. The Career Services Office houses reference material containing current job openings that include entry level through advanced positions throughout the United States and foreign countries. For students and graduates who are unable to access the current job openings on campus, these job openings are also recorded on the Job Hotline, a telephone announcement that is updated weekly. Twice per year during the Academy's Spring and Fall Recruitment Weekend, the Career Services staff coordinates a Career Fair featuring representatives from all areas of the food industry seeking to hire students and graduates of the Academy. The Career Services staff also coordinates interview schedules for companies recruiting students and graduates directly from the Academy during the Recruitment Weekend. In addition, individual counseling sessions, resume assistance and other career development materials are available through the Career Services Office. While the Academy does not guarantee employment specific positions upon graduation, it believes its name, reputation, and high job placement rate are factors that attract students to its professional programs.

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

    RECRUITMENT AND ADMISSIONS. Students are recruited both domestically and internationally. Statistics compiled in August 1998 show that as of June 30, 1998, approximately 75% of the full-time students enrolled in the Academy's AOS Degree or B&P Certificate programs are from Northern California. The Academy's admissions staff reviews applications for admission to the professional programs. In considering an applicant for admission to the AOS Degree or B&P Certificate programs, the admissions staff first determines whether an applicant meets certain minimum prerequisites, including: (i) demonstrated motivation towards a career in the culinary arts; (ii) graduation from high school with at least a 2.0 grade point average or passage of an approved high school equivalency examination and (iii) for those whose native language is other than English, passage of the TOEFL test of English as a Foreign Language with a score of at least 550 out of a total of 665. Experience in the food industry is viewed favorably by the admissions staff but is not considered a prerequisite for admission to the any of the Academy's programs. Applicants to the Academy's College of Food programs are required to either have a high school diploma or to have passed an approved high school equivalency examination, or pass an entrance examination.

    The Academy has evaluation agreements with 18 regional junior colleges allowing certain courses to be transferred to the Academy for credit. The Academy believes this arrangement enables it to recruit more effectively from junior colleges.

    The Academy believes that an important recruiting tool is its media exposure. A 13-part series, COOKING AT THE ACADEMY, was developed and written by the Academy and produced by the San Francisco public television station KQED. This series has been shown in its entirety since 1991 though the Public Broadcasting System to over 250 major media markets in the United States. In the spring of 1995, a new 26-episode series of COOKING AT THE ACADEMY began airing on public television stations throughout the country. Additionally, the Academy has been featured in a syndicated radio talk show, FOOD FOR THOUGHT, airing in the Monterey Bay area on KCSO radio, as well as DINING AROUND WITH GENE BURNS on KGO radio in San Francisco. The Academy believes that such widespread exposure has enhanced the Academy's name recognition, reputation and new student recruitment efforts (see "Restaurants Retail and Media").

    On-site admissions representatives, who are full-time salaried employees, are responsible for recruiting students at the Academy. These admissions representatives consult with prospective students who are referred by alumni, respond to the Academy's advertising or are otherwise motivated to contact the school.

    EDUCATIONAL PROGRAM DEVELOPMENT. The Academy's ability to attract new students and place graduating students depends to a significant extent on its ability to offer educational and training programs that provide students with skills sought after in the food industry. Given the continual changes in professional cooking and professional baking, the Academy believes it is critical that the most current methods are taught. The Academy's Educational Program Committee (consisting of members of the Academy's faculty, administration, and focus groups from the food industry), attempts to respond quickly to both the culinary and business needs of the food industry. Recent enhancements to the AOS Degree curriculum address profiling the culinary arts program toward the global cuisine of today's industry. Course work in areas such as Foods of the Americas, Asian Cuisine and a computer software course in food industry applications respond directly to existing and current demands facing the Academy's students upon their graduation.

    EDUCATION-OPERATIONS DEPARTMENT. The Education-Operations Department is responsible for the quality and delivery of the educational process, including direct responsibility for curriculum content and sequencing, chef instructor training and development, and teaching and evaluation methods. The Vice President of Education is assisted by Chef managers who oversee each educational area--Basic Skills, Culinary Production, Baking and Pastry and Related Subjects in the AOS Degree or B&P Certificate programs and develop, monitor and update the educational programs offered at the Academy.

    STUDENT RETENTION. The Academy continually focuses significant efforts on maintaining high retention rates for its students. For the fiscal year ended June 30, 1998, approximately 87% of the students successfully completed the AOS Degree program on schedule. Based on past experience, it is estimated that an additional 5% will graduate at a later date. However, as is the case at most institutions of higher education, some of the Academy's students end their studies early for personal, financial or academic reasons. The Academy faculty maintains weekly office hours to provide academic assistance and to advise students. The Academy faculty and administration are also available to provide support and referrals to students experiencing personal difficulties.

RESTAURANTS, RETAIL AND MEDIA

    RESTAURANTS. The Academy operates two public restaurants at its San Francisco campus: the Careme Room, a fine dining restaurant with seating for approximately 325 diners, and the mid-scale Grill, with seating for approximately 125 diners. The restaurants are open to the public seven days per week for lunch and dinner, excluding school holidays. The restaurants are staffed by students under faculty supervision and serve as an important teaching environment since they provide "hands-on" experience in restaurant food preparation, service and management. In addition, the restaurants provide an additional source of revenue (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As part of the AOS Degree program, the Academy's students are instructed in dining room service styles, as well as professional cooking and food and beverage management.

    RETAIL. The Academy operates a small retail shop at its San Francisco campus. The retail shop, which services students, staff and the public, is open five days per week, offering beverages, cookbooks, videotapes, kitchenware and selected clothing.

    MEDIA. The Academy has a multi-year agreement with Simon & Shuster to author and publish four cookbooks. To date, two manuscripts have been submitted and the first book of the series, WRAP AND ROLL, was published in February 1998. The agreement provides for the Academy to earn fees for the delivery of acceptable outlines and completed manuscripts to the publisher, in addition to royalties ranging from 6% to 10% on the sale of the published works.

    The Academy developed and wrote the 13-part television series, COOKING AT THE ACADEMY, produced in 1991 by San Francisco public television station KQED, which features cooking instruction on specific topics by the Academy's chef instructors or former chef instructors. Over 135,000 copies of the accompanying cookbook, COOKING AT THE ACADEMY, have been distributed under various distribution agreements. In addition, a series entitled CALIFORNIA CULINARY ACADEMY COOKBOOKS, which includes 30 titles, has sold over two million copies since 1985.

    In 1995, 26 new episodes of COOKING AT THE ACADEMY began airing on public television stations throughout the country. Over 85,000 copies of the accompanying cookbook, FESTIVE FAVORITES, have been distributed under various distribution agreements.

    In 1997, the Academy hosted a radio talk show, FOOD FOR THOUGHT, airing in the Monterey Bay area on KSCO radio, as well as DINING AROUND WITH GENE BURNS on KGO radio in San Francisco.

    The Academy maintains a home page on the Internet at "www.baychef.com" as a promotion and marketing tool to attract new students. The Academy's website provides information on the Academy's educational programs and personnel, program costs and admissions procedures and forms, and allows interested parties to communicate with the Academy via e-mail and to order selected merchandise from the Academy's retail store.

ACCREDITATION OF THE ACADEMY AND ITS PROFESSIONAL PROGRAMS

    Accreditation is a process for evaluating educational institutions and their professional programs. Such evaluation process recognizes the quality of educational program offerings and entitles the schools to the confidence of the educational community, federal and state government agencies and the public at large.

    In the United States, this accreditation is given primarily through non-government, voluntary, institutional or professional associations. Those groups establish criteria for accreditation, arrange site visits and evaluate institutions and professional programs that desire accredited status, publicly designating those that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the level of program performance, content, teaching and administrative quality required by the accrediting body.

    The Academy's postsecondary educational programs are recognized by the U.S. Department of Education ("DOE") and by the California BPPVE. The Academy is accredited by the American Culinary Federation Educational Institute Accrediting Commission ("ACFEI") and by the Accrediting Commission for Career
Schools/Colleges of Technology ("ACCSCT").

    The Academy is approved by BPPVE to grant to students who successfully complete the full-time Culinary Arts Degree program, an AOS Degree in Culinary Arts and a Certificate in Baking and Pastry Arts for those students completing the full-time B&P Certificate program. Approval from BPPVE is renewed periodically in accordance with the provisions of the California Education Code.

    The Academy has been granted a temporary certification for the Basic Professional Culinary Skills program in the College of Food from BPPVE. The Academy's courses of instruction for the AOS Degree and B&P Certificate programs are approved for veterans training by the Federal Department of Veterans Affairs under the GI Bill of Rights and the Veterans Education Assistance Programs ("VEAP") and for foreign students under the rules and regulations of the Immigration and Naturalization Service ("INS").

GOVERNMENT FINANCIAL AID PROGRAMS AND REGULATION

    The Academy's students finance their education, in whole or part, through individual resources, with approximately 75% of students receiving some form of financial aid assistance. Approximately 45% of the Academy's fiscal 1998 educational program revenues were derived from federal and/or state government-sponsored financial aid. On the basis of financial information provided by the student and/or the student's family, the Academy develops an assistance package for students who are eligible for financial aid. To maintain financial assistance eligibility, students must demonstrate satisfactory academic progress.

    Extensive and complex regulations govern all of the government grant and loan programs in which the Academy and its students participate. These programs are required to be administered in accordance with the standard of care and diligence of a fiduciary and are subject to annual audits. All of the Academy financial aid counselors and the Director of Financial Aid are certified by the State of California. Any regulatory violations could be the basis for suspension, limitation, or termination proceedings. No suspension, limitation, or termination proceedings have ever been instituted against the Academy.

    In July 1995, the Academy was recertified by the DOE, and as such, is eligible to continue to participate in the federal financial aid programs under Title IV of the Higher Education Act ("HEA") through July 31, 1999.

    An institution is required to meet certain specified financial standards in order to participate in Title IV financial aid programs administered by the DOE. Failure of an institution to adhere to those standards may result in the DOE requiring that institution to post a letter or credit of other surety to ensure that the institution is able to fulfill its educational commitments to its students and pay required refunds upon withdrawal. Management believes that the Academy can demonstrate financial responsibility in accordance with the standards set forth by the DOE.

    The Academy devotes significant time and effort in order to properly and satisfactorily administering the financial aid programs in accordance with applicable government regulations and responsibilities. The Academy has established an internal review committee charged with ongoing compliance reviews to identify problems, to take expeditious corrective action, and to implement any and all mandated changes in regulations affecting these programs on a timely basis. In addition, the Academy has developed job descriptions that the Academy believes comply with Federal Work Study ("FWS") employment at for-profit postsecondary institutions, has adopted internal written procedures to ensure compliance with the Title IV restrictions, and has established and maintained general ledger control accounts and related subsidiary accounts to assist in the accurate and timely reporting of information to the DOE and other interested parties.

    The following is a list of government financial aid programs in which the Academy's students participate:

        Federal PELL Grant
       Federal Supplemental Educational Opportunity Grant ("SEOG") Federal Stafford Loan Program (subsidized)
       Federal Stafford Loan Program (unsubsidized)
       Federal Perkins Direct Student Loan Programs ("Perkins")
       Federal parent Loans for Undergraduate Students ("PLUS")
       Federal Work Study ("FWS")
       California State Grants A, B, and C

    The Academy is also approved to train veterans and, therefore, students may be eligible to receive benefits from the Veterans Administration.

    The Academy's continued eligibility to participate in the Title IV student financial aid loan programs is dependent, in part, on maintaining an acceptable "cohort" default rate. The cohort default rate is defined as the default rate of all federal financial aid loan programs, other than the Perkins program. The Perkins program default rate is calculated separately and is the smallest of the Academy's federally funded financial aid loan programs.

    Any institution that has a cohort default rate of 25% or greater for three consecutive years will not be eligible to participate in certain Title IV student financial aid programs for approximately three years. The Academy's cohort default rate for the two-year period ending September 30, 1997 was 9.0%.

    Approximately 45% of educational program revenues during fiscal 1998 were provided by federal and/or state government-sponsored financial aid programs, a substantial portion of which were derived from various student loan programs. Participating students make loan application to one of several federally approved financial institutions. The ability of private financial institutions to originate loans to the Academy's students is critical to the Academy's business.

    Grants represent funds made available to eligible students by the government, which do not have to be repaid. The Academy is eligible to participate in federal PELL Grant and SEOG programs. Both are federal programs for undergraduates at postsecondary schools in the United States who have demonstrated sufficient financial need.

    All government-subsidized financial assistance programs for students are subject to political and budgetary considerations outside the control of the Academy. No assurance can be given that governmental programs currently providing financial assistance and subsidies to students attending the Academy's education programs will remain available at present levels. A reduction or curtailment of funding levels, or other unanticipated changes in federal assistance program participation requirements, would result in lower enrollments and adversely impact the Academy's business.

RISK FACTORS

    The following factors, and the other information contained herein, should be considered carefully in evaluating the Academy and its business.

RECENT OPERATING RESULTS

    The Academy has reported net income (loss) of $160,000 and ($771,000) for the fiscal years ended June 30, 1997 and 1998, respectively. There can be no assurance that the Academy will operate profitably in future periods. Further operating results will depend on numerous factors, including, among others, the Academy's ability to continue to meet the requirements for participation government student loan programs (see "Regulations" below) and its ability to successfully develop and operate its planned new core campus in New Orleans and new Colleges of Food programs to be established elsewhere.

REGULATIONS

    The Academy is subject to extensive regulations by state and federal governmental agencies and accrediting agencies. At the federal level, the Higher Education Act of 1965 (the "HEA") and the regulations promulgated thereunder by the Department of Education (the "DOE") set forth numerous and complete standards that schools must satisfy in order to participate in the federal student financial aid programs under Title IV of the HEA ("Title IV Programs"). For the year ended June 30, 1998, the Academy derived approximately 45% of its revenue from Title IV Programs.

    Significant factors relating to Title IV Programs that could adversely affect the Academy include the following:

    - The 85/15 Rule of the Higher Education Act ("HEA"): This state that any institution that derives more than 85% of its revenue from Title IV Programs in one year will be ineligible to participate in Title IV the following year. In fiscal year 1998, 45% of Academy revenues were derived from Title IV Programs.

    - Default Rates: In order to remain eligible for Title IV participation an institution must not exceed a set limit on student loan default rates. If an institution exceeds a default rate of 25% for three consecutive years or 40% in one year, it will lose its eligibility to participate the following year. The Academy's current student loan default rate is 9.4%.

    - Financial Standard: The HEA prescribes specific standards of financial responsibility that a proprietary institution must satisfy in order to participate in Title IV Programs. The standards apply three different rations: an equity ration, a primary reserve ration and a new income ratio, which are weighed and added together to produce a composite score. The Academy does not believe that these standards will have a material adverse effect on its regulatory standing.

    - Change of Control: The DOE, most accrediting commissions, and most state education authorities that regulate the Academy have laws, regulations, and/or standards pertaining to a change in ownership/change in control of educational institutions, but these regulation do not uniformly define what constitutes a change control. The DOE regulations do describe certain transactions that constitute a change in control, including the transfer of a controlling interest in voting stock or the filing of an S-K. Once an institution is deemed to have experienced a change of control, it immediately becomes ineligible to participate in Title IV Programs and must apply for readmission into the Program. The Academy believes that it is likely that the proposed private financing transaction (discussed under "Management's Discussion and Analysis and Plan of Operations") will be deemed a change of control and is prepared to have its Title IV Program status reviewed upon the closing of such transaction.

COMPETITION

    The Academy is one of the largest professional chef training schools in the United States, based on enrollment statistics in the 1998 SHAW GUIDE. However, the market for professional training of chefs is fragmented and regionally oriented. According to the American Culinary Federation Educational Institute, there are approximately 500 postsecondary culinary programs offered worldwide. These programs range from simple food programs offered by vocational training schools to fully accredited four-year programs.

    As of June 30, 1998, admissions statistics show that approximately 75% of the Academy's students reside in Northern California. However, the Academy believes that it competes in the professional chef training market with, among others, two not-for-profit institutions; the Culinary Institute of America, whose main campus is in Hyde Park, New York, and Johnson & Wales University in Providence, Rhode Island, which has campuses in Maryland, Colorado and Florida. The Academy believes that both of these institutions have secured significant financial and equipment contributions to build new facilities and expand their classrooms. The Academy's business will be affect by its ability to compete effectively with the Culinary Institute of America and Johnson & Wales, as well as other competitors currently operating in, or which may subsequently enter, the professional chef training market.

    The Academy believes that competition in the professional chef training market is based primarily on the quality of an educational institution's faculty and educational services, the job placement of graduates and the quality of the academic facilities. The Academy believes that it competes favorably on these criteria and, in addition, is recognized for its quick reaction time to the industry's needs and continued improvements in the quality of its training programs. There is no assurance, however, that the Academy will continue to be able to do so.

RISKS ASSOCIATED WITH EXPANSION PLANS

    The Academy plans to use the proceeds of its proposed private financial transaction to establish a core campus facility in New Orleans and up two Colleges of Food programs in other major cities in the United States. The Academy will need to accomplish a number of objectives in order to complete successfully the development of these new facilities, including purchasing or leasing of real estate, obtaining necessary permits and approvals, passing required inspections and hiring necessary architects and contractors. The successful development of the planned facilities will also require careful management of various risks associates with such projects, including construction delay, cost estimation errors or overruns, equipment or materials delays or shortages and other factors, many of which are beyond the Academy's control. There can be no assurance that the Academy will not encounter unforeseen difficulties as it attempts to establish these new facilities.

    In addition, the establishment of these new facilities will result in substantial new fixed and operating expenses, including expenses associated with additional real estate, additional personnel, and depreciation. If the Academy is unable to attract a sufficient number of students to the facilities to offset these new expenses, the operating results could be materially adversely affected in future periods.

    Furthermore, the development of these new facilities could place a significant strain on the Academy's management resources and could result in the diversion of management attention from the day-to-day operation of the Academy's business. If the Academy is successful in increasing its volume of business, it will need to continue to implement and improve its operational, financial and management information systems, procedures, and controls on a timely basis.

PROPRIETARY RIGHTS

    The long-standing use by the Academy of the "California Culinary Academy" tradename gives rise to common law protections. In addition, various state and federal registrations protect some uses of the name and the logos in which the name has been used.

FACULTY AND EMPLOYEES

    The Academy employed 152 persons at August 2, 1998, of which 17 were part-time. Those employees included the President/CEO, Chief Financial Officer, Chief Operating Officer, Vice President of Education, 113 members of the administrative and operational staff and 35 chef instructors and adjunct faculty.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Academy leases approximately 67,000 square feet of space at 625 Polk Street in San Francisco, California, a historic building. Effective April 1, 1998, the monthly rental obligation is approximately $95,000, with a declining payment schedule over time. The Academy is also responsible for its pro rata share of all leasehold expenses including insurance, taxes, utilities and maintenance, which were approximately $11,000 per month during fiscal year 1998. The lease term extends until March 31, 2013, with three five-year renewal options thereafter.

    Academic facilities at the main campus at 625 Polk Street consist of lecture classrooms and 14 kitchens for practical training, including four baking and pastry kitchens, a confiserie, two garde manger kitchens, a seafood butchery, a meat butchery, three professional production kitchens, a demonstration kitchen and a skill development lab. Table service classroom facilities include two full service, student-run public restaurants which seat more than 700 customers for lunch and dinner sever days a week. Other facilities include a retail shop for the sale of culinary art supplies and student prepared food products from the garde manger, pastry shop, bakery and confiserie. The Academy also has a library and offices for administrative, admissions, financial aid, educational services, faculty and consumer education.

    In February 1994, the Academy entered into a two-year lease that provided for four (4) one (1) year option periods for approximately 1,500 square feet at 700 Polk Street in San Francisco, which it uses for certain of its educational programs. Rental payments on this location are approximately $2,700 per month. The lease expired in February 1998 and the Academy is currently renting the space on a month to month basis.

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

    In August 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing. The monthly rental obligation is approximately $29,000. The Academy is also responsible for payment of its pro rata share of insurance and real property taxes, which were approximately $2,600 per month during fiscal year 1998. The lease term extends until August 31, 2012, with three five-year renewal options thereafter.

    In October 1997, the Academy purchased for approximately $1,900,000 an 80-room hotel in San Francisco, across the street from its main campus, which it intends to use for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. Under the terms of the lease, the landlord will renovate and deliver at least sixty rooms to the Academy over an eighteen-month period, beginning September 1, 1998. The base monthly rent under the lease is $435 per room delivered to the Academy. In addition, the Academy is responsible for payment of its pro rata share of insurance, real property taxes and maintenance, which is estimated to be $2,000 per month.

    On July 1, 1998, the Academy entered into a lease for a 5,000 square foot building in La Mesa, California for its second College of Food campus. The monthly rental obligation is approximately $4,000. The Academy is also responsible for payment of its pro rata share of insurance, real property taxes and common area maintenance. The Academy estimates such payments will be approximately $1,000 per month. The lease term extends until June 30, 2003 and the lease provides for three renewal options of five years each. The Academy plans to develop the building into a College of Food campus with a planned opening date in December 1998.

    Academy management estimates that its current facilities can accommodate approximately 1,200 students, which the Academy believes is sufficient for its foreseeable needs. Once full enrollment in these facilities is achieved, the Academy believes additional facilities can be located.

ITEM 3. LEGAL PROCEEDINGS.

    The Academy is subject to routine claims and litigation arising out of the normal conduct of its business. While the outcomes cannot be predicted with certainty, the Academy believes that the resolution of such matters will not have a material effect on the Academy's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders of the Academy held on July 7, 1998, the Academy's stockholders voted in favor of: (i) the election of three directors to the Academy's Board of Directors, and (ii) the ratification of Deloitte & Touche LLP as the Academy's independent auditors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                                 BROKER
           MATTER                 FOR       WITHHELD    AGAINST     ABSTAIN    NON-VOTES
-----------------------------  ----------  ----------  ----------  ----------  ----------
Election of Directors:
Leenie Ruben.................   3,229,149      --          --         271,663      --
Bert Cutino..................   3,229,149      --          --         271,663      --
Ralph Brennan................   3,229,149      --          --         271,663      --

Ratification of independent
  auditors:
Deloitte & Touche LLP........   3,229,149      --          --         271,663      --

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Academy's Common Stock is traded in the NASDAQ National Market under the symbol "COOK." The following table set forth the high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market for the periods indicated.

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL YEAR ENDED JUNE 30, 1997:
Quarter Ended September 30, 1996...........................................     $8.500  $   7.500
Quarter Ended December 31, 1996............................................     $8.875  $   8.000
Quarter Ended March 31, 1997...............................................     $8.687  $   7.250
Quarter Ended June 30, 1997................................................     $8.250  $   7.000

FISCAL YEAR ENDED JUNE 30, 1998:
Quarter Ended September 30, 1997...........................................     $8.125  $   7.750
Quarter Ended December 31, 1997............................................     $8.000  $   7.500
Quarter Ended March 31, 1998...............................................     $10.00  $   7.750
Quarter Ended June 30, 1998................................................     $8.250  $   7.000

    As of August 31, 1998, there were approximately 59 record holders of the Academy's Common Stock.

    The Academy has never paid cash dividends on its Common Stock. At present, the Academy intends to retain any earnings for use in its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Beginning September 30, 1996, the Academy was required to pay, and has paid, quarterly dividends on its outstanding Series A Preferred Stock at the annual rate of $.4125 per share. An aggregate of $21,688 in cash dividends was paid during the fiscal year ended June 30, 1998. Pursuant to the terms of the Series A Preferred Stock Agreement, the Academy converted the outstanding preferred stock to Common Stock in February 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

    The following discussion should be read in conjunction with the financial statements and notes thereto located on pages 17 through 31.

    The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Degree and B&P Certificate programs, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Degree program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class. The 30-week B&P Certificate program enrolls classes on a five week cycle, typically ranging in size from 15 to 20 students, with five classes enrolled as of June 30, 1998. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California. A second College of Food campus was opened on the campus of San Diego State University in San Diego, California in February 1998. As of August 16, 1998, approximately 109 students were enrolled in the Basic Professional Culinary Skills program at the College of Food's two locations. The College of Food enrolls students every three to four weeks. As of August 16, 1998, the Academy has 82 students enrolled in various weekend professional programs.

    Consumer education consists of programs oriented to a part-time audience. The course length and content address the interests of food industry professionals, home cooks and individuals who are contemplating a change in their professional careers. These courses include single topic classes and various three or four class series covering current topics and basic skills.

    Restaurant and retail operations include two restaurants and a private dining room, banquet services and a small on-site retail shop offering beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the COOKING AT THE ACADEMY television series and cookbook royalties. Certain expenses such as food costs and costs of goods sold are related to both educational services and retail restaurant operations.

    Revenues from the Academy's AOS Degree and B&P Certificate programs rely exclusively on enrollments in those programs. Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and recognized as revenue over the length of program as students complete course work required for graduation.

    The Academy believes that manageable growth is achievable through the addition of strategically located core campuses, such as its main campus in San Francisco, as well as extension campuses, such as the College of Food locations in Salinas and San Diego, California. While management believes that this strategy will enable it to significantly increase revenues by providing additional educational and training resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy.

    Except for historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained herein involve numerous risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on those forward-looking statements, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events (see "Business--Risk Factors").

RESULTS OF OPERATIONS

    The Academy incurred a net loss of $771,000, or ($0.22) per share for the fiscal year ended June 30, 1998 ("1998"), compared to a profit of $160,000, or $
0.04 per share, for the fiscal year ended June 30, 1997 ("1997").

    Total revenues increased $1,393,000, or 9.1%, from $15,339,000 in 1997 to $16,732,000 in 1998. Total revenues increased $457,000, or 3.1%, from $14,882,000 for the fiscal year ended June 30, 1996 ("1996") to $15,339,000 in
1997. Revenues from culinary arts education increased $767,000, or 6.0%, from $12,682,000 in 1997 to $13,449,000 in 1998. Revenues from culinary arts education increased $504,000, or 4.0%, from $12,178,000 in 1996 to $12,682,000 in 1997.

    Total student count in the AOS Degree, B&P Certificate and College of Food programs increased by 177 students, or 29.5%, to 776 students as of June 30, 1998 from 599 students as of June 30, 1997. The increase is primarily attributable to the introduction of the College of Food programs as well as changes in the frequency of class starts for the AOS Degree program.

    Restaurant, retail, media and other sales increased to $2,971,000, or 17.8% of total revenues, in 1998, compared to $2,657,000, or 17.3% of total revenues, in 1997. Restaurant, retail, media and other sales decreased by $47,000 or by 1.7% from 1996 to $2,657,000 or 17.3% of total revenues in 1997.

    Operating expenses were $14,063,000, or 84.0% of total revenues in 1998 compared to $11,875,000 or 77.4% of total revenues in 1997. The increase was primarily attributable to an increase in payroll and benefits due to the full implementation of the sequential curriculum; repairs and maintenance expenditures, advertising expense, creation of the Student Residence Division, expansion of the College of Food concept, legal and accounting expenditures related to a comprehensive strategic business alternative analysis, and legal expenses and costs associated with the settlement of two long-standing lawsuits.

Operating expenses were $11,875,000 or 77.4% of revenues for the fiscal year ended June 30, 1997, compared to $12,375,000 or 83.2% of revenues in 1996.

    Food and beverage costs were $1,810,000, or 10.8% of total revenues, in 1998, compared to $1,744,000, or 11.4% of total revenues, in 1997. The increase was primarily attributable to an increase in food and beverage sales. Food and beverage costs were $1,744,000 or 11.4% of revenues for the fiscal year ended June 30, 1997 compared to $1,692,000 or 11.4% of revenues in 1996.

    In 1998, interest income, net of interest expense, was $13,000, or 0.1% of total revenues, compared to interest income, net of interest expense, of $52,000, or 0.3% or total revenues, in 1997. The decrease in net interest income was primarily attributable to interest on the first trust deed note for a hotel property purchased in October 1997, which was subsequently and sold and leased back in June 1998 (see "Description of Property"). In 1997, interest income, net of interest expense, was $52,000 or 0.3% of revenues, compared to interest expense, net of income, of $81,000 or 0.5% of revenues in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Academy has financed its long-term growth through the issuance of debt and equity securities in both private and public transactions, borrowings from related parties, lease and debt financing obligations, and cash flow provided by operations.

    As of June 30, 1998, the Academy's principal source of liquidity included cash and cash equivalents of $2,533,000 and net accounts receivable of $3,660,000. As of June 30, 1998, the Academy had working capital of $604,000. Net cash provided by operating activities was $695,000 and $448,000 in 1998 and 1997, respectively. Fluctuation is primarily attributable to an increase in deferred revenues as a result of increased student enrollment.

PLANNED PRIVATE PLACEMENT

    The Academy is currently seeking significant private equity financing in a transaction that would be exempt from the registration requirements under the federal securities laws. The proceeds of the proposed financing, if completed, would be used to fund development of a planned Regional Area Campus in New Orleans, Louisiana and new College of Food campuses elsewhere in the United States. The terms of the investment are subject to negotiation with potential investors and will be publicly announced upon execution of a definitive purchase agreement. There can be no assurance that such financing will be available to the Academy on favorable terms or at all.

YEAR 2000 CONSIDERATIONS

    The Academy has a number of computer and software systems that are critical to the efficient and timely processing of information and business transactions. Most the Academy's suppliers are also dependent on computerized systems process information. The Academy has determined that most of its computerized systems are year 2000 compliant and that the few systems that are not compliant can be brought into compliance by the year 2000 for a minimal cost. The systems that are currently non-compliant would not pose a significant problem to the Academy in either cost or disruption of services if they cannot be made compatible.

    With the exception of utility companies' who supply electricity, gas, water and telephone service to Academy's facilities, the Academy estimates that the year 2000 compliance issue will have minimal effect on its ability to obtain the products and services required by the Academy. The Academy is unable to assess the year 2000 issue as it relates to its suppliers of utility services. Disruption of utilities of any kind could have a major but undeterminable effect on the Academy's business and profits. Management believes that a disruption in utilities, and the impact such a disruption would have on its operations, would be similar in degree and magnitude for the Academy as it would be for its competitors. There is no assurance, however, that unforeseen year 2000 problems will not occur that will have a significant negative effect on Academy's revenues and profits.

ITEM 7. FINANCIAL STATEMENTS.

    The balance sheets of the Academy as of June 30, 1998 and 1997, the related statements of operations, shareholders' equity and cash flows for the years then ended, and notes to the financial statements are located on pages 17 through 31.

                                                                                                  FORM 10-KSB PAGE
                                                                                               -----------------------
Independent Auditors' Report.................................................................                17

Balance Sheets as of June 30, 1998 and 1997..................................................                18

Statements of Operations for the years ended June 30, 1998 and 1997..........................                19

Statements of Shareholders' Equity for the years Ended June 30, 1998 and 1997................                20

Statements of Cash Flows for the years ended June 30, 1998 and 1997..........................                21

Notes to Financial Statements................................................................                22

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
California Culinary Academy, Inc.
San Francisco, California

    We have audited the accompanying balance sheets of the California Culinary Academy, Inc. (the "Academy") as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Academy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Academy at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

San Francisco, California
September 24, 1998

                       CALIFORNIA CULINARY ACADEMY, INC.

                                 BALANCE SHEET

                            JUNE 30, 1998 AND 1997)

                             (DOLLARS IN THOUSANDS

                                                                                              JUNE 30,   JUNE 30,
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................................................  $   2,533  $   2,308
  Accounts receivable, net of allowance of $419 and $360....................................      3,660      2,847
  Inventories...............................................................................        227        341
  Prepaid expenses and other assets.........................................................        191        343
  Deferred tax asset........................................................................        188        188
                                                                                              ---------  ---------
      Total Current Assets..................................................................      6,799      6,027
                                                                                              ---------  ---------
Property and equipment, net.................................................................      4,830      4,965
Intangible assets, net......................................................................        290        419
Other assets................................................................................        357        215
                                                                                              ---------  ---------
      TOTAL ASSETS..........................................................................  $  12,276  $  11,626
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................................................        593        680
  Accrued liabilities.......................................................................        790        558
  Deferred revenue..........................................................................      4,260      3,212
  Student prepayments.......................................................................        477        356
  Current portion of capital lease obligations..............................................         75         67
  Other current liabilities.................................................................                    88
                                                                                              ---------  ---------
      Total Current Liabilities.............................................................      6,195      4,961
                                                                                              ---------  ---------
Capital lease obligations...................................................................         97        148
                                                                                              ---------  ---------
      TOTAL LIABILITIES.....................................................................      6,292      5,109
                                                                                              ---------  ---------

Commitments and Contigencies

Stockholders' Equity:
  Convertible preferred stock, no par value, 5,000,000 shares authorized, 1998: 0 and 1997:
    254,500 issued and outstanding; liquidation preference of $5.50 per share...............                   953
  Common stock, no par value, 20,000,000 shares authorized, 1998: 3,795,350 and 1997:
    3,393,900 issued and outstanding........................................................     11,351      9,649
  Note receivable from shareholder..........................................................       (489)
  Deficit...................................................................................     (4,878)    (4,085)
                                                                                              ---------  ---------
      Total Stockholders' Equity............................................................      5,984      6,517
                                                                                              ---------  ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $  12,276  $  11,626
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
              (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                              YEAR ENDED JUNE 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Revenues:
  Culinary arts education...................................................................  $  13,449  $  12,682
  Restaurants & catering....................................................................      2,726      2,299
  Student housing...........................................................................        312
  Retail, media and other...................................................................        245        358
                                                                                              ---------  ---------
      Total revenues........................................................................     16,732     15,339
Cost of sales
  Food & beverage...........................................................................      1,810      1,744
  Program supplies..........................................................................        926        791
  Scholarships & grants.....................................................................        226        216
  Merchandise & other.......................................................................        491        498
                                                                                              ---------  ---------
                                                                                                  3,453      3,249
                                                                                              ---------  ---------
Gross Margin................................................................................     13,279     12,090

Operating expenses
  Occupancy.................................................................................      2,027      1,725
  Repairs & maintenance.....................................................................        477        393
  Telephone, security & other...............................................................        433        388
  Depreciation & amortization...............................................................      1,130      1,157
  Compensation & benefits...................................................................      6,742      5,844
  Outside services..........................................................................        827        515
  Advertising & promotion...................................................................        777        573
  Legal & other.............................................................................      1,650      1,280
                                                                                              ---------  ---------
                                                                                                 14,063     11,875
Interest income.............................................................................         13         52
                                                                                              ---------  ---------
Income (loss) before provision for income taxes.............................................       (771)       267
Income tax provision........................................................................                   107
                                                                                              ---------  ---------
Net income (loss)...........................................................................  ($    771) $     160
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income (loss) per share:
  Basic.....................................................................................  ($   0.22) $    0.00
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted...................................................................................  ($   0.22) $    0.00
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        NOTE
                                        PREFERRED STOCK          COMMON STOCK        RECEIVABLE
                                    -----------------------  ---------------------      FROM
                                      SHARES      AMOUNT       SHARES     AMOUNT     SHAREHOLDER    DEFICIT     TOTAL
                                    ----------  -----------  ----------  ---------  -------------  ---------  ---------
Balance as of June 30, 1996.......                            3,186,100      8,741                 $  (4,086) $   4,655
Issuance of preferred stock,
  Series A........................     254,500   $     953                                                          953
Exercise of stock options and
  warrants........................                              325,300      1,665                                1,665
Repurchase of common stock........                             (117,500)      (757)                                (757)
Preferred stock dividend
  declared........................                                                                      (159)      (159)
Net income........................                                                                       160        160
                                    ----------       -----   ----------  ---------        -----    ---------  ---------
Balance as of June 30, 1997.......     254,500   $     953    3,393,900  $   9,649                 $  (4,085) $   6,517
                                    ----------       -----   ----------  ---------        -----    ---------  ---------
                                    ----------       -----   ----------  ---------        -----    ---------  ---------

Exercise of stock options.........                              140,650  $     749    $    (489)              $     260
Preferred stock dividend
  declared........................                                                                       (22)       (22)
Issuance of preferred stock,
  Series A........................       6,300
Conversion of preferred stock to
  common stock....................    (260,800)       (953)     260,800        953
Net loss..........................                                                                      (771)      (771)
                                    ----------       -----   ----------  ---------        -----    ---------  ---------
Balance as of June 30, 1998.......                            3,795,350  $  11,351    $    (489)   $  (4,878) $   5,984
                                    ----------       -----   ----------  ---------        -----    ---------  ---------
                                    ----------       -----   ----------  ---------        -----    ---------  ---------

   The accompanying notes are an integral part of these financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                                                YEAR ENDED JUNE 30
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................................................  ($    771) $     160
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization............................................................      1,127      1,157
    Tax provision............................................................................                   107
    Provision for losses on accounts receivable..............................................        131         80
    Gain on disposal of property.............................................................       (197)         2
    Deferred rent............................................................................        157        (27)
    Changes in assets and liabilities:
      Accounts receivable....................................................................       (944)      (122)
      Inventories............................................................................        114       (133)
      Prepaid expenses and other assets......................................................       (148)      (234)
      Accounts payable.......................................................................        (87)       (69)
      Deferred revenues......................................................................      1,048       (583)
      Accrued and other liabilities..........................................................        265        110
                                                                                               ---------  ---------
          Net cash provided by operating activities..........................................        695        448
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment......................................................     (2,813)    (1,877)
  Proceeds from sale of property and equipment...............................................      2,148
  (Increase) decrease in long-term investments...............................................                   646
                                                                                               ---------  ---------
          Net cash used in investing activities..............................................       (665)    (1,231)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on term loan agreements.................................................                  (742)
  Principal payments on capital lease obligations............................................        (43)       (76)
  Proceeds from exercise of stock options and warrants.......................................        260      1,480
  Repurchase of common stock.................................................................                  (757)
  Payment of preferred stock dividends.......................................................        (22)       (63)
  Cost of offering--preferred stock..........................................................                   (34)
                                                                                               ---------  ---------
          Net cash provided by (used in) financing activities................................        195       (192)
                                                                                               ---------  ---------

Net increase (decrease) in cash and cash equivalents.........................................        225       (975)
Cash and cash equivalents, beginning of period...............................................      2,308      3,283
                                                                                               ---------  ---------
Cash and cash equivalents, end of period.....................................................  $   2,533  $   2,308
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                         NOTES TO FINANCIAL STATEMENTS

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 1--THE COMPANY

    The California Culinary Academy, Inc. (the "Academy"), founded in 1977, operates a professional school for chef training that stresses the fundamental techniques of modern classical cooking and baking. The operations of the Academy include an Associate of Occupational Studies ("AOS") Degree Program in Culinary Arts, a Certificate Program in Baking and Pastry Arts, weekend and short-course professional and vocational cooking classes, and two public restaurants and a retail shop located in San Francisco. The Academy is accredited by the Accrediting Commision of Career Schools and Colleges of Technology of the Career College Association and the American Culinary Federation Eductional Institute's Accrediting Commission.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Academy considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market and consist primarily of food and beverages. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the useful life of the improvements, whichever is shorter.

    Property and equipment consists of the following (dollars in thousands):

                                                                           YEARS ENDED JUNE 30
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Kitchen equipment........................................................  $   1,859  $   1,817
Furniture, fixtures and equipment........................................      4,158      3,542
Construction-in-progress.................................................         17         20
Leasehold improvements...................................................      4,658      4,485
                                                                           ---------  ---------
                                                                              10,692      9,864
Less accumulated depreciation and amortization...........................     (5,862)    (4,899)
                                                                           ---------  ---------
                                                                           $   4,830  $   4,965
                                                                           ---------  ---------
                                                                           ---------  ---------

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Intangible assets are stated at cost and consist primarily of the excess of the purchase price over the net tangible assets acquired in the original purchase of the Academy. Intangible assets consist of the following (dollars in thousands):

                                                                           YEARS ENDED JUNE 30
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Favorable lease rights...................................................  $   1,476  $   1,476
Goodwill.................................................................        249        249
Other....................................................................          5          4
                                                                           ---------  ---------
                                                                               1,730      1,729
Less accumulated amortization............................................     (1,440)    (1,310)
                                                                           ---------  ---------
                                                                           $     290  $     419
                                                                           ---------  ---------
                                                                           ---------  ---------

    Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives used in computing amortization are: favorable lease rights--15 years; goodwill--20 years; and other--one year.

REVENUE RECOGNITION

    Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and is recognized as revenue over the length of program as students complete course work required for graduation. Revenue on restaurant, retail and media sales is recognized at the time services are performed or goods are sold.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

    In 1998, the Academy adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options were exercised. EPS for all periods presented have been restated to reflect the adoption of SFAS 128. For the year ended June 30, 1998, stock options were not included in the diluted EPS share calculation because their effect would be anti-dilutive.

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is a reconciliation of the number shares (denominator) used in the basic and diluted EPS computations for the years ended June 30, 1998 and 1997:

                                                                                EFFECT OF    EFFECT OF
                                                                                 DILUTED    CONVERTIBLE
                                                                                  STOCK      PREFERRED
                                                                    BASIC        OPTIONS       STOCK       DILUTED
                                                                 ------------  -----------  -----------  ------------
1998
  Net income...................................................  $   (771,000)                           $   (771,000)
  Dividends on preferred stock.................................  $    (22,000)                           $    (22,000)
                                                                 ------------                            ------------
  Net income available to common stockholders..................  $   (793,000)                           $   (793,000)
                                                                 ------------                            ------------
                                                                 ------------                            ------------
  Shares.......................................................     3,660,207      --           --          3,660,207
                                                                 ------------                            ------------
                                                                 ------------                            ------------
  Earnings per share...........................................  $      (0.22)     --           --       $      (0.22)
                                                                 ------------                            ------------
                                                                 ------------                            ------------

1997
  Net income...................................................  $    160,000                            $    160,000
  Dividends on preferred stock.................................  $   (159,000)                           $   (159,000)
                                                                 ------------                            ------------
  Net income available to common stockholders..................  $      1,000                            $      1,000
                                                                 ------------                            ------------
                                                                 ------------                            ------------
  Shares.......................................................     3,308,394      93,666      254,541      3,656,601
                                                                 ------------  -----------  -----------  ------------
                                                                 ------------  -----------  -----------  ------------
  Earnings per share...........................................  $       0.00      --           --       $       0.00
                                                                 ------------  -----------  -----------  ------------
                                                                 ------------  -----------  -----------  ------------

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Academy to concentrations of credit risk consist of cash, short-term cash investments, such as money market investments, and accounts receivable. The Academy invests substantially all of its excess cash funds in money market accounts through high-quality financial institutions and grants credit to its students. The Academy believes that the credit risks associated with money market investments are minimal due to the high quality of the financial institutions through which the investments are made. The Academy believes the credit risk associated with its student accounts receivable is minimal as the majority of students receive some type of financial aid paid directly to the Academy. To reduce credit risk, the Academy performs ongoing evaluations of its students' financial condition and assists qualified students in obtaining student financial aid.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Supplemental disclosure of cash paid for (dollars in thousands):

                                                                                     YEAR ENDED JUNE 30
                                                                                       -------------
                                                                                     1998         1997
                                                                                     -----        -----
Interest........................................................................   $      96    $      89
Income taxes....................................................................           0           17

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Supplemental disclosure of non-cash investing and financing activities:

    The Academy issued 254,500 shares of Series A Preferred Stock upon conversion of $1,400,000 of Convertible Subordinated Debt during the year ended June 30, 1997.

    The Academy received a promissory note of approximately $489,000 from one of its shareholders, in exchange for the exercise of stock options, for the year ended June 30, 1998.

    On February 4, 1998, the closing price of the common stock equaled or exceeded $8.00 for 20 consecutive trading days. Pursuant to the automatic conversion provisions of the Series A preferred stock, 23,580 shares of Series A preferred stock, representing all the remaining Series A preferred stock outstanding, was automatically converted to 23,580 shares of common stock.

IMPACT OF NEW ACCOUNTING STANDARDS

    In 1998, the Academy adopted Statement of Accounting Standard No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Academy for fiscal years ended June 30, 1998 and 1997.

    In June 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes annual and interim reporting standards for an enterprises operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Academy's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

STOCK-BASED COMPENSATION

    The Academy accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3--CAPITAL LEASE OBLIGATIONS

    The Academy leases computers, photocopiers and other equipment under various capital lease agreements. Certain lease agreements include purchase options and renewal provisions at the discretion of the Academy.

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 3--CAPITAL LEASE OBLIGATIONS (CONTINUED)
    Future minimum lease payments at June 30, 1998 are as follows (dollars in thousands):

YEARS ENDING JUNE 30                                                                     AMOUNT
-------------------------------------------------------------------------------------  -----------
        1999.........................................................................   $      86
        2000.........................................................................          66
        2001.........................................................................          36
        2002 and thereafter..........................................................           0
                                                                                            -----
Total minimum lease payments.........................................................         188
Less amount representing interest....................................................         (16)
                                                                                            -----
Present value of minimum lease payments..............................................         172
Less current portion of capital lease obligations....................................         (75)
                                                                                            -----
  Long term portion of capital lease obligations.....................................   $      97
                                                                                            -----
                                                                                            -----

As of June 30, 1998, the associated capital leased equipment had a net book value of $84,071.

NOTE 4--RELATED-PARTY TRANSACTIONS

    In January 1995, the Academy entered into a month-to-month consulting agreement with a principal shareholder and Chairman of the Board of Directors to provide consulting services regarding investor relations and other strategic services. The agreement provides for fees not to exceed $6,000 per month. The Academy paid fees of $72,000 for the years ended June 30, 1998 and 1997 under this agreement.

    In December 1997, the Chairman of the Board of Directors exercised stock options under the Company's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31, 1998. Accrued interest on this note was $24,000 as of June 30, 1998.

NOTE 5--PREFERRED STOCK

    During March 1996 and July 1996, the Board of Directors and shareholders, respectively, authorized the Academy to issue up to 5,000,000 shares of preferred stock in one or more series to be determined by the Board of Directors from time to time. An amendment to the Articles of Incorporation authorizing the issuance of preferred stock was filed with the California Secretary of State in August 1996. On August 23, 1996, the Academy became legally authorized to issue up to 700,000 shares of Series A preferred stock. On the same date, convertible subordinated notes in the aggregate principal amount of $1,400,000 automatically converted to 254,500 shares of Series A preferred stock. The preferred stock was recorded net of $447,000 of issuance costs.

    The non-redeemable Series A preferred stock into which the subordinated notes converted provides for quarterly dividends at an annual rate of 7.5% per share from the date of first issuance, when and if declared by the Board of Directors, with a liquidation preference of $5.50 per share, plus accrued dividends. Although the Series A preferred stock is nonvoting, in the event the Academy fails to pay a quarterly dividend, a meeting of the Board of Directors can be called at which the holders of the Series A preferred stock will be entitled to elect one-third of the Academy's Board of Directors. Upon payment of the missed dividend(s), the right to elect one-third of the Board will be rescinded. Each share of Series A preferred stock is convertible at the option of the holder into one share of the Academy's common stock at the conversion price of $5.50 per share. After February 23, 1997, each share of Series A preferred stock

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 5--PREFERRED STOCK (CONTINUED)
will convert automatically if the closing price of the common stock equals or exceed $8.00 for 20 consecutive trading days. Certain provisions for price protection are set forth in the terms of the Series A preferred stock, but in no event will the conversion price be less than $3.50.

    The Academy granted certain registration rights to the holders of the convertible notes (and subsequently, the preferred shareholders). Certain penalties were payable to the holders of the Series A preferred stock if the Academy did not use its best efforts to file a registration statement to register for resale the common stock underlying the Series A preferred stock conversion right with an effective date not later than November 23, 1996. Such registration statement was declared effective on April 15, 1997. Penalties payable to the Series A preferred shareholders were accrued as of June 30, 1997. A total of 6,300 shares of Series A preferred stock and $35,000 in cash was distributed in connection with this penalty.

    In July 1997, certain Series A preferred stock shareholders elected to convert approximately 145,000 preferred shares into common stock. The remaining preferred shares were automatically converted in February 1998 (see Note 2).

NOTE 6--SHAREHOLDERS' EQUITY

STOCK OPTION PLANS

    The Academy established the 1992 Stock Option Plan (the "1992 Plan") during the year ended August 31, 1993 and allocated a total of 383,595 shares to be granted under the Plan. Under the Plan, incentive stock options and non-qualified options can be granted at prices not less than 100 percent of the fair market value of the stock at the date of grant. Options are exercisable from one to five years from the date of grant.

    The 1997 Directors' Non-Qualified Stock Option Plan, as amended (the "1997 Directors' Plan"), under which a total of 240,000 non-qualified stock options to purchase shares of Common Stock were issued. All 240,000 options provided by the 1997 Directors' Plan have been granted at the fair market value as of the date of grant. Such options vested immediately and expire on June 1, 2002.

    Subsequent to June 30, 1998, the Academy received shareholder ratification of its 1998 Stock Option Plan (the "1998 Plan"). The Plan permits the granting of incentive and non-qualified stock options to employees to purchase up to 300,000 shares of common stock at prices not less than fair market value as of the date of grant. The options generally expire in ten years and vest in increments as determined by the Board of Directors.

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 6--SHAREHOLDERS' EQUITY (CONTINUED)
    Option activity under the 1992 and 1998 Plans and 1997 Directors' Plan are as follows:

                                                                    OUTSTANDING
                                                                  OPTIONS (000'S)   PRICE RANGE
                                                                  ---------------  --------------
Balance at June 30, 1996........................................           432     $4.18 - $8.00
Options granted.................................................           524     $6.27 - $7.70
Options exercised...............................................           (98)    $4.18 - $8.00
Options canceled................................................           (56)    $6.25 - $8.00
Balance as of June 30, 1997.....................................           802     $4.18 - $8.00
Options granted.................................................             5     $7.50
Options exercised...............................................          (141)    $4.18 - $7.75
Options canceled................................................          (120)    $4.18 - $7.75
Balance as of June 30, 1998.....................................           546     $4.18 - $8.00

Exercisable options as of June 30, 1998.........................           495     $4.18 - $8.00

    Additional information regarding options outstanding as of June 30, 1998 is as follows:

                                  WEIGHTED
   RANGE OF                        AVERAGE           WEIGHTED                      WEIGHTED
   EXERCISE       NUMBER          REMAINING           AVERAGE        NUMBER         AVERAGE
    PRICES      OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
--------------  -----------  -------------------  ---------------  -----------  ---------------
$4.18              162,520             4.24          $    4.18        162,520      $    4.18
$6.25 - $6.70      290,000             6.51          $    6.29        250,000      $    6.47
$7.13 - $8.00       93,750             8.03          $    7.73         82,158      $    7.93
$4.18 - $8.00      546,270             7.21          $    6.96        494,678      $    6.83

    As discussed in Note 2, the Academy continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

ADDITIONAL STOCK PLAN INFORMATION

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Academy adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

    The weighted average fair values per share of options granted during the years ended June 30, 1998 and 1997 were $1.03 and $1.82, respectively. For determining pro forma earnings per share, the fair values of each option granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended June 30, 1998 and 1997, respectively: (i) expected life, 12 months following vesting, (ii) expected stock volatility of 20% and 18%, (iii) risk-free interest rate of 6.5% and 6.0%; and (iv) no dividends during the expected term. The Academy's calculations are based on

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 6--SHAREHOLDERS' EQUITY (CONTINUED) a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $948,000 ($0.25 per basic and diluted share) in the year ended June 30, 1998 and pro forma net income would have been $135,000 ($0.04 per basic and diluted share) in the year ended June 30, 1997. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 7--INCOME TAXES

    The provision (benefit) for income taxes for the years ended June 30, 1998 and 1997 consists of the following (dollars in thousands):

                                                                                  YEARS ENDED JUNE 30,
                                                                                 ----------------------
                                                                                    1998        1997
                                                                                    -----     ---------
Current........................................................................   $       0   $     175
Deferred.......................................................................           0         (68)
                                                                                        ---   ---------
                                                                                  $       0   $     107
                                                                                        ---   ---------
                                                                                        ---   ---------

    A reconciliation of the effective tax rate for income taxes to the Federal statutory rate is as follows:

                                                                              YEARS ENDED JUNE 30,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
Federal statutory rate......................................................       34.0%      34.0%
State tax, net of federal income tax deferral...............................        5.8%       7.1%
Other items.................................................................      (17.3%)      (1.1%)
Valuation allowance.........................................................      (22.5%)
                                                                              ---------        ---
Income tax rate.............................................................        0.0%      40.0%
                                                                              ---------        ---
                                                                              ---------        ---

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 7--INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The components of the net deferred tax asset include the following deferred tax assets and liabilities (dollars in thousands):

                                                                               YEARS ENDED JUNE 30,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
Deferred tax assets (liabilities)
  Accrued vacation...........................................................  $      54  $      38
  Allowance for doubtful accounts............................................        180        154
  Net operating loss carryforward............................................        940        637
  Depreciation...............................................................        (18)       (40)
  Amortization...............................................................       (124)      (179)
  Other......................................................................       (204)       (87)
  Valuation allowance........................................................       (505)      (200)
                                                                               ---------  ---------
Net deferred tax asset.......................................................  $     323  $     323
                                                                               ---------  ---------
                                                                               ---------  ---------

    As of June 30, 1998 the Academy has federal and California net operating loss carry forwards, for tax return purposes, of approximately $2,559,000 and $792,000, respectively, which are available to offset future taxable income, if any. The federal net operating losses begin expiring in 2005 through 2017. California net operating loss carry forwards begin expiring in 2001 through 2003.

    A valuation allowance has been provided for that portion of deferred tax assets where it is more likely than not that the future tax benefits of these items will not be realized. The factors affecting the realizably of the deferred asset balance at June 30, 1998 have not changed significantly from the previous year.

NOTE 8--PROMISSORY NOTES

    In July 1996, a former executive officer of the Academy elected to exercise approximately 112,000 vested stock options. The Academy subsequently entered into a transaction with this former officer, wherein the Academy purchased and retired this stock in exchange for approximately $717,000, which approximated fair market value and was comprised of approximately $560,000 in cash and $157,000 in promissory notes receivable bearing an interest rate of 8.75%. As of June 30, 1997, the outstanding balance of these notes was approximately $38,000. The notes were repaid in full during 1998.

NOTE 9--COMMITMENTS AND CONTINGENCIES

PURCHASE AGREEMENT

    In September 1994, the Academy entered into an agreement with a company to purchase $1,650,000 of knives, tools, gadgets, and equipment over an unlimited period of time. In exchange, the company underwrote one-third of the production costs of the Academy's television cooking series COOKING AT THE ACADEMY. As of June 30, 1998, the Academy had purchased approximately $697,000 of knives, tools, gadgets, and equipment.

FACILITY LEASE

    The Academy leases restaurant, school and office facilities under an operating lease. As of June 30, 1998, the lease provides for rent payments of approximately $95,000 per month, adjusting downward to

                       CALIFORNIA CULINARY ACADEMY, INC.

               FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED) approximately $77,000 per month in April 2001, the fifth year of the lease, and requires the Academy to pay its pro rata share of common area maintenance, insurance and tax expenses of approximately $13,000 per month. The Academy leases facilities in Salinas, California for its College of Food under an operating lease. The lease payment is the greater of approximately $3,900 per month or 8% of gross sales and requires the Academy to pay is pro rata share of common area and exterior maintenance charges, which are approximately $1,000 each month. The Academy leases space in another building close to its main campus, which is used for its educational programs. The lease payment is $2,700 per month.

    Future minimum lease payments for all operating leases as of June 30, 1998 are approximately as follows (dollars in thousands):

YEARS ENDING JUNE 30                                                                  AMOUNT
-----------------------------------------------------------------------------------  ---------
        1999.......................................................................  $   1,967
        2000.......................................................................      1,930
        2001.......................................................................      1,753
        2002.......................................................................      1,636
        2003.......................................................................      1,657
        2004 and thereafter........................................................     15,887
                                                                                     ---------
                                                                                     $  24,830
                                                                                     ---------
                                                                                     ---------

    Rent expense for the years ended June 30, 1998 and 1997, was approximately $1,459,000 and $1,295,000, respectively.

STUDENT FINANCIAL ASSISTANCE PROGRAMS

    Approximately 45% percent of the Academy's education program revenues are provided by students participating in student financial assistance programs administered by the Department of Education ("DOE") and the State of the California.

    The Academy is subject to periodic audit by the DOE of its compliance within DOE funding requirements. While management believes that the Academy can demonstrate financial responsibility in accordance with the standards set for by the DOE, the possibility of adverse DOE findings exists. The financial statement effect of potential adverse findings is unknown.

NOTE 10--401(K) RETIREMENT PLAN

    Employees become eligible to participate in a defined 401(k) plan immediately upon hire, assuming that other eligibility requirements are also satisfied. The 401(k) plan allows for employee contributions and discretionary employer matching contributions. On January 1, 1997, the Academy amended the 401(k) plan to permit discretionary employer matching contributions in the form of the Academy's Common Stock. Matching contributions are determined quarterly and contributed at the end of the plan year. The Academy contributions to the 401(k) plan for the years ended June 30, 1998 and 1997 were approximately $166,000 and $35,000, respectively.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and equivalents, accounts receivable and payable and term loans are reasonable estimates of their fair values. Rates currently available to the Academy for debt with similar terms and remaining maturities are used to estimate fair value of debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable

                                    PART III

ITEM 9.-- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The executive officers and directors of the Academy as of September 25, 1998 are as follows:

               NAME                      AGE                                    POSITIONS
-----------------------------------      ---      ----------------------------------------------------------------------
Theodore G. Crocker (1)............          53   Chairman of the Board
Ralph Brennan......................          47   Director
James D. Cockman (1)(2)............          65   Director
Bert P. Cutino (2).................          59   Director
Keith H. Keogh.....................          46   Director and Chief Executive Officer
Paul H. Prudhomme..................          58   Director
Leenie Ruben.......................          56   Director
Jan Schroeder......................          61   Vice President-Education
Thomas A. Spanier..................          52   Vice President-Development and Chief Operating Officer
Charles E. White...................          56   Vice President and Chief Financial Officer

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    The bylaws of the Academy provide for a board of between seven and nine members. The board is currently fixed at seven members. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the Academy's directors and executive officers.

    Mr. Crocker has served as Chairman of the Board since March 1987. Since 1980, Mr. Crocker has also been primarily employed as the President of Crocker & Associates, a real estate development company located in Watsonville, California. Mr. Crocker holds an Associate of Arts degree from Cabrillo Junior College.

    Mr. Brennan was nominated to the Board of Directors in May 1998. A member of the Brennan restaurant family in New Orleans, he is the co-owner of Mr. B's Bistro and owner of Bacco and Ralph Brennan's Red Fish Grill in New Orleans' French Quarter.

    Mr. Cockman has served as a member of the Board of Directors since January 1997. He currently serves as the Chairman and Chief Executive Officer of American Culinary Equipment, Inc., Greenville, South Carolina, a manufacturer and marketer of professional stainless steel kitchen equipment to the foodservice industry. Mr. Cockman serves on the boards of Ryans Family Steak House, Greenville, South Carolina and Clayton Homes, Inc., Knoxville, Tennessee.

    Mr. Cutino was nominated to the Board of Directors in May 1998. Since October 1968 to the present, Cutino has been Executive Chef/Owner of the Sardine Factory Restaurant in Monterey, California. Mr. Cutino has served as a member of the Board of Advisors to the California Culinary Academy during the past 8 years.

    Mr. Keogh joined the Academy as Executive Vice President and Chief Operating Officer in June 1995. In April 1996, he was appointed as President and Chief Operating Officer of the Academy, and in May, 1998, he was appointed as Chief Executive Officer of the Academy and joined the Board of

Directors. Concurrently, he resigned his position as Chief Operating Officer. From 1971 until joining the Academy, Mr. Keogh had been employed at Walt Disney World, Orlando, Florida, and held various positions, including Executive Chef, Research and Development--Theme Parks. Mr. Keogh was the Manager of the Culinary Team USA (the US Culinary Olympic Team) from 1988 to 1996 and past president of the World Association of Cooks Societies and the American Culinary Federation.

    Chef Prudhomme has served as a member of the Board of Directors since June 1997. For more than five years, Chef Paul Prudhomme has been the proprietor of the K-Paul's Louisiana Kitchen, located in the French Quarter of New Orleans, Louisiana. Chef Prudhomme also has developed and, for more than five years, has been distributing a line of natural herbs and spices, "Chef Prudhomme's Magic Seasoning Blends." Chef Prudhomme is also the author of several cookbooks.

    Ms. Rubin was nominated to the Board of Directors in May 1998. In 1982, she founded Marketing Spectrum, a marketing and research firm. As President of Marketing Spectrum, she has conducted business with an extensive range of clients in the food service industry, including such major brand name companies as Kraft, General Mills and Olive Garden.

    Jan Schroeder joined the Academy in May 1998 as Vice President-Education. From September 1995 to May 1998, she was President of Pace Consultancy, providing education related consulting services to a range of educational institutions, including the California Culinary Academy. From 1981 to September 1995, Ms. Schroeder served as Executive Vice President of the Academy of Art College. Ms. Schroeder holds a BA degree in Fine Arts and an MA degree in Educational Administration from Miami University.

    Thomas A. Spanier joined the Academy in May 1998 as Vice President-Development and Chief Operating Officer. From February 1998 to May 1998, he consulted with the Academy as interim CFO. From August 1994 until May 1998, he was an independent business consultant, providing interim management services as well as consulting services to a range of high technology and marketing companies. From April 1993 to August 1994, Mr. Spanier was Executive Vice President and Chief Operations Officer of the Academy. Mr. Spanier holds a BS degree in Business (Managerial Economics) from the University of California, Berkeley and an MBA from Harvard Business School.

    Charles E. White joined the Academy in May 1998 as Vice President and Chief Financial Officer. Mr. White has provided consulting and turn-around management services to a range of companies in the restaurant, real estate development and hospitality industries. From 1996 until 1998, he was Chief Operating Officer of Stars Restaurants. From June 1993 to June 1995, he was General Manager and Chief Executive Officer of Lummi Casino, and since 1986, he has been President and Chief Executive Officer of Pea Soup Andersen's. Mr. White is a CPA Certified Hotel Administrator. He holds a BS degree in Accounting from San Diego State University, an MBA from Southland University and a LLB degree from La Salle Extension University.

    During the fiscal year ended June 30, 1998, the Board of Directors held twelve meetings. No member of the Board attended fewer than 75% of the meetings in the last fiscal year.

COMMITTEES OF THE BOARD

    The Academy's Board of Directors has established a Compensation Committee and an Audit Committee. Each Committee has at least one outside director. The Compensation Committee establishes salaries, incentives and other forms of compensation for directors, officers and other employees of the Academy. The Audit Committee oversees actions taken by the Academy's independent auditors and reviews the Academy's internal financial controls. The Compensation and Audit Committees each held two meetings during the fiscal year ended June 30, 1998. The Board has delegated certain advisory authority to each committee, but the decision making and management responsibilities of the Academy remain with the full Board. No committee member attended fewer that 75% of the meetings of the committees of which he was a member in the last fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Academy's executive officers and directors are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings of the Academy's Common Stock. Based on an examination of these reports and on written representations provided to the Academy, all such reports required to be filed for the fiscal year ended June 30, 1998 have been timely filed.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    As permitted by the General Corporation Law of California (the "Corporations Code"), the Academy's Articles of Incorporation eliminate, to the fullest extent permitted under California law, the personal liability of a director to the Academy for monetary damages in an action brought by or in the right of the Academy for breach of a director's duties to the Academy and its shareholders. Under current California law, liability is not eliminated for (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believed to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders; (v) acts or omissions that constitute and unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders; (vi) contracts or other transactions between corporations and directors have interrelated directors in violation of Section 310 of the Corporations Code, and
(vii) distributions, loans or guarantees made in violation of Section 316 of the Corporations Code. In addition, the Academy's Articles of Incorporation and bylaws provide for indemnification, to the fullest extent permitted under the Corporations Code, of directors, officers and agents of the Academy and persons who serve at the request of the Academy as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

    The Academy has also entered into indemnification agreements with its directors and executive officers, as permitted under the bylaws. The indemnification agreements provide that the directors and executive officers will be indemnified to the fullest extent permitted by applicable law against all expenses (including attorneys' fees), judgements, fines and amounts reasonably paid or incurred by them for settlement in any threatened, pending or completed action, suit or proceeding, including any derivative actions, on account of their services as a director or executive officer of the Academy or of any subsidiary of the Academy or of any other company or enterprise in which they are serving at the request of the Academy. No indemnification will be provided under the indemnification agreements, however, to any director or executive officer in certain limited circumstances, including on account of knowingly fraudulent, deliberately dishonest or willful misconduct. To the extent the provisions of the indemnification agreements exceed the indemnification permitted by applicable law, such provisions may be unenforceable or may be limited to the extent they are found by a court of competent jurisdiction to be contrary to public policy. In addition, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), is against public policy and, therefore, unenforceable. Accordingly, these indemnification provisions may not limit the liability of directors and executive officers under the Act.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth certain information regarding compensation paid by the Academy for services rendered during each of the Academy's last two completed fiscal years for the Academy's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                        COMPENSATION       ALL OTHER
                                                                            SALARY         AWARDS        COMPENSATION
NAME AND PRINCIPAL POSITION                                       YEAR       ($$)      OPTIONS/SAR'S #       ($$)
--------------------------------------------------------------  ---------  ---------  -----------------  -------------
Theodore G. Crocker...........................................       1998                                     72,000(1)
Chairman of the Board                                                1997                                     72,000(1)

Keith H. Keogh................................................       1998    195,000                          10,522(2)
President and Chief Executive Officer                                1997    184,769                          10,010(3)

------------------------

(1) Represents $72,000 for consulting services rendered.

(2) Includes $ 772 in payments on life insurance policies and $9,750 in employer contributions to the 401(k) Plan.

(3) Includes $772 in payment on life insurance policies and $9,238 in employer contributions to the 401(k) Plan.

    Directors who are employees of the Academy are not separately compensated for their services as directors or as members of committees of the Board of Directors. During fiscal 1998, directors who were not employees of the Academy and who resided in Northern California received $9,000 per annum as an annual retainer for serving on the Board. During fiscal 1998, directors who were not employees of the Academy and who resided outside of Northern California received $12,000 per annum as an annual retainer for serving on the Board. In December 1997, William DeMar, a director who joined the Board of Directors on December 5, 1997, was granted options for 40,000 Common Stock shares of the Academy under the 1997 Directors Non-Qualified Stock Option Plan.

    Other than the 401(k) Plan described below, the Academy has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

STOCK OPTIONS

    The Academy's 1992 Stock Option Plan ("1992 Plan"), 1998 Stock Option Plan ("1998 Plan"), 1997 Directors Non-Qualified Stock Option Plan ("Directors Plan") (collectively, the "Option Plans") permits the granting of incentive stock options ("ISO's"), or non-qualified stock options ("NQSO's") at the discretion of the Board or a committee designated by the Board to administer the Plan (the "Administrator"). Subject to the terms of the Option Plans, the Administrator determines the terms and conditions of options granted under the Option Plans, including the exercise price and option term. The Option Plans provide that the Administrator must establish an exercise price for ISO's that is not less than the fair market value per share at the date of grant. The exercise price of NQSO's may not be less than 85% of the fair market value per share on the date of grant. Each ISO must expire within ten years of the date of grant. However, if ISO's are granted to persons owning more than 10% of the voting stock of the Academy, the Option Plans provide that the exercise price must be not less than 110% of the fair market value per share at the date of grant and that the term of the option may not exceed five years. No ISO may be granted to an employee who when aggregated with all other ISO's granted to such employee by the Academy or any parent, subsidiary or affiliate (as defined by the Option Plans) would result in the vesting of shares having and aggregate fair market value (determined for each share as of the date of grant of the ISO covering such share) in excess of $100,000 in any calendar year. No such limit applies to the grant of NQSO's.

    As of April 1994, the number of shares authorized for issuance under the 1992 Plan was 450,000 shares. In March 1996, the Board of Directors voted to increase the number of shares reserved for issuance under the 1992 Plan by 100,000 shares. Such increase was approved by an affirmative vote of the shareholders at the annual shareholders meeting in March 1996. Unless sooner terminated by the Board of Directors, the 1992 Plan terminates in December 2002.

    The 1998 Plan was approved by a vote of the shareholders at the annual shareholders meeting in July 1998. Under the 1998 Plan, 300,000 Options are authorized for issuance. Unless sooner terminated by the Board of Directors, the 1998 Plan terminates in July 2008. The 1998 Plan replaced the 1997 Stock Option Plan, which was adopted by the Board in June 1997, but, never implemented or submitted to a shareholder vote.

    The Directors Plan was ratified by a vote of the shareholders at the annual shareholders meeting in July 1998. Under the Directors Plan, 240,000 options are authorized. As of September 1, 1998, all the authorized options had been granted.

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

    The following table sets forth information regarding exercises of stock options during the fiscal year ended June 30, 1998 by the executive officers named in the Summary Compensation Table:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                     NUMBER OF UNEXERCISED        VALUE OF IN-THE-MONEY
                                       SHARE                             OPTIONS/SAR'S                OPTIONS/SAR'S
                                     ACQUIRED          VALUE           AT FISCAL YEAR END           AT FISCAL YEAR END
NAME                                ON EXERCISE      REALIZED      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
--------------------------------  ---------------  -------------  ----------------------------  --------------------------
Theodore G. Crocker.............             0       $       0         97,990              0     $  349,824(1)           0
                                                                       10,000              0     $   21,900(2)           0
                                                                       40,000              0     $   59,200(3)           0

Keith H. Keogh..................             0       $       0         60,000              0     $        0(4)           0
                                                                       80,000         40,000     $   84,000(5)  $   42,000(5)

------------------------

(1) Calculated as the difference between the fair market value of the Common Stock at June 30, 1998 of $7.750 and the option exercise price of $4.18 per share.

(2) Calculated as the difference between the fair market value of the Common Stock at June 30, 1998 of $7.750 and the option exercise price of $5.56 per share.

(3) Calculated as the difference between the fair market value of the Common Stock at June 30, 1998 of $7.750 and the option exercise price of $6.27 per share.

(4) Calculated as the difference between the fair market value of the Common Stock at June 30, 1998 of $7.750 and the option exercise price of $8.00 per share.

(5) Calculated as the difference between the fair market value of the Common Stock at June 30, 1998 of $7.750 and the option exercise price of $6.70 per share.

401(K) RETIREMENT PLAN

    The Academy maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees become eligible to participate in the 401(k) Plan immediately upon hire, assuming other eligibility requirements are also satisfied. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employee will depend on the amount of each employee's account balance at the time of retirement. The account balance will reflect annual allocations, the period of time an employee participates in the 401(k) Plan and the success of the 401(k) Plan in investing and reinvesting the assets of the trust fund. A participant's vested benefit is distributed upon death, disability or termination of employment, however, terminated employees may elect to keep vest benefits in the plan if such vested benefits are greater than an amount stipulated on the Plan. The Plan is not insured by the Pension Benefit Guaranty Corporation.

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

ITEM 11. SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of September 1, 1998, with respect to the beneficial ownership of Common Stock by each shareholder owning 5% or more of the Academy's Common Stock, by each director, the Named Executive Officers, and by all executive officers and directors as a group.

                         SHARES BENEFICIALLY OWNED (1)

DIRECTORS AND 5% SHAREHOLDERS                                                                   NUMBER      PERCENT
--------------------------------------------------------------------------------------------  ----------  -----------
Theodore G. Crocker.........................................................................   1,320,117(2)       30.6%
625 Polk Street
San Francisco, CA 94102

James D. Cockman............................................................................      40,000(3)          *
625 Polk Street
San Francisco, CA 94102

Paul H. Prudhomme...........................................................................      40,000(4)          *
625 Polk Street
San Francisco, CA 94102

Keith Keogh.................................................................................     147,590(5)        3.9%
625 Polk Street
San Francisco, CA 94102

Bert Cutino.................................................................................         500           *
625 Polk Street
San Francisco, CA 94102

Ralph Brennan...............................................................................         500           *
625 Polk Street
San Francisco, CA 94102

All Executive Officers and Directors as a Group (8 persons).................................   1,548,707        37.0%

------------------------

*   Indicates less than 1%.

(1) Beneficial ownership of shares by directors, officers and 5% or more shareholders includes both outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will be exercisable within 60 days after the date of the table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes 147,990 shares of Common Stock issuable upon exercise of currently exercisable options.

(3) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes 140,000 shares of Common Stock issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

    In January 1995, the Academy entered into a month-to-month consulting agreement whereby Mr. Crocker provides investor relations and other strategic services in return for a fixed monthly payment for office rent and costs. The agreement provides for fees not to exceed $6,000 per month. The Academy paid $72,000 in fees in both the years ended June 30, 1998 and 1997 to Mr. Crocker.

    In January 1996, the Academy entered into an agreement with Bailey & Company Inc. to serve as the selling agents for the placement of up to $5,000,000 in Convertible Subordinated Notes ("Notes"). Bruce Bailey, the Chairman and President of Bailey & Company, Inc. was a member of the Academy's Board of Directors. The agent was entitled to receive a commission of 7% of the gross proceeds sold, a non-accountable expense allowance of 3% and warrants to purchase 10% of the number of shares sold in the offering. In April 1996, the Academy issued $1,4000,000 of Notes and the selling agent received the warrants and $189,000 commissions and fees.

    During the year ended June 30, 1998, the Academy paid Grover T. Wickersham, P.C. approximately $28,000 for legal services and approximately $39,000 in additional billing for services rendered by Grover T. Wickersham, P.C. during the fiscal year ended June 30, 1998 will be paid in fiscal year 1999. Grover T. Wickersham, the principal member of such firm was a member of the Academy's Board of Directors.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits in the accompanying Index to Exhibits on page 40 of this report are filed or incorporated by reference as part of this report

(b) The Academy filed no Current reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized;

Dated: September 28, 1998       CALIFORNIA CULINARY ACADEMY, INC.

                                By:               /s/ KEITH KEOGH
                                     -----------------------------------------
                                                    Keith Keogh
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated below.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ THEODORE G. CROCKER
------------------------------  Chairman of the Board       September 28, 1998
     Theodore G. Crocker

     /s/ CHARLES E. WHITE
------------------------------  Chief Financial Officer     September 28, 1998
       Charles E. White

       /s/ KEITH KEOGH
------------------------------  Chief Executive Officer     September 28, 1998
         Keith Keogh              and Director

       /s/ BERT CUTINO
------------------------------  Director                    September 28, 1998
         Bert Cutino

     /s/ JAMES D. COCKMAN
------------------------------  Director                    September 28, 1998
       James D. Cockman

      /s/ RALPH BRENNAN
------------------------------  Director                    September 28, 1998
        Ralph Brennan

    /s/ PAUL H. PRODHOMME
------------------------------  Director                    September 28, 1998
      Paul H. Prodhomme

       /s/ LENNIE RUBEN
------------------------------  Director                    September 28, 1998
         Lennie Ruben

                               INDEX TO EXHIBITS

SEQUENTIAL
 EXHIBIT
  NUMBER                                                  EXHIBIT
----------  ----------------------------------------------------------------------------------------------------
    3.1(1)  Amended and Restated Articles of Incorporation
    3.2(1)  Bylaws, as currently in effect
    4.1(1)  Specimen of Common Stock Certificate
    4.2(2)  Form of Representative's Warrant
   10.1(1)  1992 Stock Option Plan, form of Incentive Stock Option Agreement, form of Nonqualified Stock Option
            Agreement
   10.2(1)  Form of Indemnification Agreement with Directors and Officers of the Registrant and Schedule of
            Indemnities
   10.5(1)  U.S. Department of Education Program Letter of Agreement dated March 1993
   10.6(1)  Form of Enrollment Agreement
  10.18(5)  Consulting Agreement between Registrant and Theodore G. Crocker dated January 1, 1994
  10.21(5)  Agreement between Registrant and Trident Trading Company, Inc.
            (Wusthof-Registered Trademark---Trident) dated August 5, 1994
  10.25(7)  Lease Agreement between Registrant and Toshiba America Information Systems, Inc. dated November 2,
            1995
  10.25(8)  Amended Financing Agreement between Registrant and Wells Fargo Bank dated
            February 1, 1996
  10.26(8)  Agreement between Registrant and Simon & Schuster, Inc. dated February 22, 1996
    10.27   Loan Agreement between Registrant and Mid-Peninsula Bank dated June 14, 1996
 10.29(10)  Lease for premises at Natividad Plaza, Salinas, CA
 10.30(10)  Agreement between Registrant and Noel-Levitz, Inc. dated July 1, 1996
    10.31   Lease Agreement between Registrant and 625 Polk Investment Company, a limited partnership, dated as of May 1, 1997
    10.32   1997 Stock Option Plan
    10.33   Executive Employment Agreement between Registrant and Keith H. Keogh, Dated
            May 31, 1995
    11.0    Statement re: Computation of Earnings per Share
    21.0    Company has no Subsidiaries
    23.1    Independent Auditor's Consent
    27.0    Financial Data Schedule

------------------------

 (1) Previously filed as an exhibit to the original filing of the Registration Statement on Form SB-2 (file No. 33-62720-LA) filed May 14, 1993

 (2) Previously filed as an exhibit to Amendment No. 1 of the Registration Statement filed June 7, 1993

 (3) Previously filed as an exhibit to Form 10-KSB/A for the fiscal year ended August 31, 1994

 (4) Previously filed as an exhibit to Form 10-QSB for the quarter ended May 31, 1994

 (5) Previously filed as an exhibit to Form 10-QSB for the fiscal year ended June 30, 1994

 (6) Previously filed as an exhibit to Form 10-QSB for the fiscal year ended June 30, 1995

 (7) Previously filed as an exhibit to Form 10-QSB for the quarter ended December 31, 1995

 (8) Previously filed as an exhibit to Form 10-QSB for the quarter ended March 31, 1996

 (9) Previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996

(10) Previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996