Form 10QSB
period 1998-09-30
CALIFORNIA CULINARY ACADEMY INC
filed 1998-11-17
CIK 858915

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
     [X] Quarterly report pursuant section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1998.

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ---------- to -------------.


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
             --------     -------

The number of shares outstanding of the registrant's Common Stock as of September 30, 1998, was 3,814,431.


Transitional Small Business Disclosure Format.  Yes          No     X   .
                                                    --------     -------

                            CONDENSED BALANCE SHEET

                        CONDENSED STATEMENTS OF OPERATIONS

                        CONDENSED STATEMENT OF CASH FLOWS

                          CALIFORNIA CULINARY ACADEMY, INC.
                         CONDENSED STATEMENT OF CASH FLOWS


Supplemental disclosure of cash paid for:


                                                      SEPTEMBER 30,
                                                      -------------
                                                  1998              1997
                                                 ------            -----
     Interest                                      $0                  $0
     Income taxes                                   0               1,000


Supplemental disclosure of non-cash investing and financing activities:

   None

                         CALIFORNIA CULINARY ACADEMY, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1998, and the interim results of operations and cash flows for the three months ended September 30, 1998 and September 30, 1997. The balance sheet at June 30, 1998, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

Accounting policies followed by the Academy are described in Note 1 to the audited financial statements for the fiscal year ended June 30, 1998.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the interim condensed financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements including notes thereto, for the year ended June 30, 1998.

The results of operations for the three months presented herein are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2--  LEASE AGREEMENTS

In August 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing. The monthly rental obligation is approximately $29,000.
The Academy is also responsible for payment of its pro rata share of insurance and real property taxes, which were approximately $1,500 per month during fiscal year 1998. The lease term extends until August 31, 2012, with three five-year renewal options thereafter.

In October 1997, the Academy purchased for approximately $1,900,000 an 80-room hotel in San Francisco, across the street from its main campus, which it intends to use for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. Under the terms of the lease, the Landlord will renovate and deliver at least sixty rooms to the Academy over an eighteen-month period, beginning September 1, 1998. The base monthly rent under the lease is $435 per room delivered to the Academy. In addition, the Academy is responsible for payment of its pro rata share of insurance, real property taxes and maintenance which is estimated to be $2,000 per month.

In July 1, 1998, the Academy entered into a lease for a 5,000 square foot building in La Mesa, California. The monthly rental obligation is approximately $4,000. The Academy is also responsible for payment of its pro rata share of insurance, real property taxes and common area maintenance.

The Academy estimates it will be approximately $1,000 per month. The lease term extends until June 30, 2003 and the lease provides for three extension options of five years each. The Academy plans to develop the building into a College of Food campus.

Academy management estimates that its current facilities can accommodate approximately 1,230 students which the Academy believes is sufficient for its foreseeable needs. Once full enrollment in these faculties is achieved, the Academy believes additional facilities can be located.

NOTE 3 -- RELATED PARTY TRANSACTIONS

    In December 1997, the Chairman of the Board of Directors exercised stock options under the Company's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31, 1998. Accrued interest on this note was $35,000 as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW The following discussion should be read in conjunction with the financial statements and notes thereto.

The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Program, the B&P Certificate program, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class, with 545 students enrolled as of September 30, 1998. The 30-week B&P Program enrolls classes on a five week cycle typically ranging in size from 15 to 20 students with 70 students enrolled as of September 30, 1998. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California and opened its second College of Food facility on the campus of San Diego State University in February 1998. The College of Food enrolls students every three to four weeks. As of September 30, 1998, approximately 67 and 63 students were enrolled in the Basic Professional Culinary Skills program in Salinas and San Diego, respectively. Weekend professional programs are currently offered every eight or fourteen weeks.
As of September 30, 1998, the Academy had 96 students enrolled in various weekend professional programs.

Consumer education consists of programs oriented to a part-time audience. The course length and content address the interests of food industry professionals, home cooks and career changers. These courses include single topic classes and various three or four class series covering current topics and basic skills.

Restaurant and retail operations include two restaurants and a private dining room which is generally open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student-prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. Media operations primarily consist of the marketing of the "COOKING AT THE ACADEMY" television series and cookbook royalties. Certain expenses such as food costs and costs of goods sold are related to both educational services and retail restaurant operations. Additionally, the Academy has a multi-year agreement with Simon & Schuster to author and publish four cookbooks.

Revenues from the Academy's AOS Program and the B&P Program rely exclusively on enrollments in those programs. Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and recognized over the length of a program as students complete course work required for graduation.

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

Management believes available student housing will continue to have a favorable impact on new student enrollments and student retention rates.

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

Except for historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this Report involve numerous risks and uncertainties, including those discussed in this Report and the Academy's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The primary risks and uncertainties that could affect future results include, without limitation: (i) the event of net losses of $999,000 for the year ended June 30, 1996, and the losses incurred year to date, from which there can be no assurance that the recent efforts will be successful in achieving profitable operations, or if achieved, that profitability can be sustained in future periods; (ii) the inability of management to successfully implement and manage the Academy's new growth strategy of adding more remote training facilities and new programs to be offered to the foodservice industry; (iii) uncertainties associated with overhauling the structure of the A.O.S. degree program enrollment process and the inability of the Academy to make appropriate adjustments in a timely manner; (iv) the increased competition from both for-profit and non-profit culinary arts education institutions; (v) the continued dependence on financial aid programs to fund a majority of Academy's students' education, thereby providing a significant portion of the Academy's revenues, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid; (vi) increase of the Academy's cohort default rate to 25%, the percentage of Academy students who have defaulted on repayment of government student loans, which could in the future impair or limit the Academy's participation in government financial aid programs; and (vii) the possibility that regulatory agencies that directly or indirectly impact aspects of the Academy's business could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner.

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

RESULTS OF OPERATIONS

REVENUES

Culinary arts education revenue increased 25.7 % to $4,126,000 for the quarter ended September 30, 1998 from $3,282,000 reported in the same period last year. The increase in culinary arts education revenue is due primarily to increases in student enrollment in all education programs.

Restaurant & catering and other revenue decreased 19.2% to $527000 for the quarter ended September 30, 1998 from $652,000 in the same period last year. The decrease for the quarter is primarily due to reduced media revenues for the quarter and reduced restaurant patronage during the quarter, consistent with reduced restaurant revenues in the region.

COST OF SALES

Food and beverage cost decreased 8.9% to $387,000 for the quarter ended September 30, 1998 from $425,000 reported in the same period last year. The reduction of food and beverage cost during the quarter is attributable to the decrease in restaurant and catering revenue and is partially offset by increased costs relating to increased culinary arts education enrollment.
The food and beverage cost as a percent of related culinary arts education and restaurant revenue is consistent with the comparable periods last year.

Other costs of sales decreased 3.6% to $398,000 for the quarter ended September 30, 1998 from $413,000 reported in the same period last year. The decrease for the quarter ended September 30, 1998 is attributed primarily to lower cost of merchandise associated with student supply packages.

OPERATING EXPENSES

Occupancy cost increased 24.3% to $552,000 for the quarter ended September 30, 1998 from $444,000 from the same period last year. The increase is due primarily to the lease of a 68 room residential hotel in September 1997 and is partially offset by a reduction in rent for the Academy's main campus facility as a result of lease negotiation completed in May 1997.

Depreciation and amortization remained constant at $269,000 for the quarter ended September 30, 1998.

Compensation and benefits cost increased 12.2% to $1,818,000 for the quarter ended September 30, 1998 from $1,621,000 for the same period last year. The increase is due primarily to restructuring of the curriculum schedule and administrative functions; addition of staff in the College of Food to support increased enrollment and the opening of a second campus in San Diego in February 1998; addition of administrative and marketing staff to support growth in enrollments and revenue; and normal wage increases.

As expected, all other operating expenses decreased for the quarter ended September 30, 1998 as compared to the same period last year.

INTEREST INCOME

Interest income consists primarily of interest earned on cash equivalents and short-term investments. Interest income increased due to higher cash balances during the quarter.

INCOME TAX PROVISION

The Academy has provided for federal and state income taxes at 6.4% for the quarter ended September 30, 1998. The effective tax rate is the result of net operating losses incurred though June 30, 1998 and gives effect to the corporate alternative minimum income tax for the fiscal year ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and cash flow provided by operations.

At September 30, 1998, the Academy's principal sources of liquidity included cash and cash equivalents of $1,893,000 and net accounts receivable of $4,601,000. Cash and cash equivalents decreased from $2,533,000 at June 30, 1998 due primarily to the Academy's using cash and cash flow from operations to fund deposits and expenses for the development of the planned Regional Area Campus in New Orleans, LA and for the College of Food campus facility located in La Mesa, California. Additionally, cash was used to build and increase the number of student classrooms in San Francisco. The increase in net accounts receivable is due primarily to increased enrollments. The Academy has only long-term obligations of $92,000 and working capital of $1,030,000 at September 30, 1998 compared to $97,000 and $604,000 as of June 30, 1998, respectively.

As of September 30, 1998, the Academy had no outstanding bank loans or other material capital commitments.

PLANNED PRIVATE PLACEMENT

The Academy is currently seeking private equity financing in a transaction that would be exempt from the registration requirements under the federal securities laws. The proceeds of the proposed financing, if completed, would be used to fund development of a planned Regional Area Campus in New Orleans, Louisiana and new College of Food campuses elsewhere in the United States. The terms of the investment are subject to negotiation with potential investors and will be publicy announced upon execution of a definitive purchase agreement. There can be no assurance that such financing will be available to the Academy on favorable terms or at all.

YEAR 2000 CONSIDERATIONS

The Academy has a number of computer and software systems that are critical to the efficient and timely processing of the information and business transactions. The Academy has determined that most of its computerized systems are year 2000 compliant and that the few systems that are not compliant can be brought into compliance by the year 2000 for a minimal cost. The company believes that its systems that are currently non-compliant would not pose a significant problem for the Academy in terms of cost or disruption of services if they cannot be made compatible.

During the first quarter of fiscal 1999, the Academy established a committee to assess its Y2K compliance and the changes necessary to become compliant. That committee has determined that most systems are Y2K compliant. The Academy has engaged a consultant to work with the Company on those few systems that are not Y2K compliant. The Company believes that this compliance work will be completed by the end of fiscal year ending June 30, 1999 for a minimal cost.

With the exception of utility companies' who supply electricity, gas, water and telephone service to Academy's facilities, the Academy estimates that the year 2000 compliance issue will have minimal effect on its ability to obtain the products and services required by the Academy. The Academy is unable to assess the year 2000 issue at it relates to its suppliers of utility services. Disruption of utilities of any kind could have a major but undeterminable effect on Academy's business and profits. The Company has not yet developed a contingency plan to address the interruption of utility services. There is no assurance, however, that unforeseen year 2000 problems will occur that will have a significant negative effect on Academy's revenues and profits.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                         CALIFORNIA CULINARY ACADEMY, INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             September 30,        June 30,         September 30,
                                                                                 1998               1998               1997
                                                                             ------------        --------          ------------
                                                                             (unaudited)         (Note 1)           (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $1,893             $2,533             $1,880
   Accounts receivable, net of allowance                                         4,601              3,660              3,849
   Inventories                                                                     297                227                269
   Prepaid expenses and other assets                                               810                379                658
                                                                             ------------        --------          ------------
         Total Current Assets                                                    7,601              6,799              6,656
                                                                             ------------        --------          ------------
Property and equipment, net                                                      4,818              4,830              5,035
Other assets                                                                       656                647                648
                                                                             ------------        --------          ------------
          TOTAL ASSETS                                                         $13,075            $12,276            $12,339
                                                                             ------------        --------          ------------
                                                                             ------------        --------          ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                     $1,392             $1,383             $1,053
   Deferred revenue                                                              5,179              4,737              4,600

   Current portion of long term debt                                                                  75                114
                                                                             ------------        --------          ------------
         Total Current Liabilities                                               6,571              6,195              5,767
                                                                             ------------        --------          ------------
Capital lease obligations                                                           92                 97                131
                                                                             ------------        --------          ------------
               TOTAL LIABILITIES                                                 6,663              6,292              5,898
                                                                             ------------        --------          ------------
     Convertible preferred stock, no par value, 5,000,000 shares                                                        370
     authorized, 1998: 0 and 1997: 254,500 issued and outstanding
     Common stock, no par value, 20,000,000 authorized,                         11,351             11,351             10,331
     1998: 3,814,431 and 1997: 3,568500 issued and outstanding
     Note receivable from shareholder                                             (500)             (489)
     Deficit                                                                    (4,439)           (4,878)             (4,260)
                                                                             ------------        --------          ------------
               Total Shareholders' Equity                                        6,412             5,984               6,441
                                                                             ------------        --------          ------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $13,075           $12,276             $12,339
                                                                             ------------        --------          ------------
                                                                             ------------        --------          ------------

                  See notes to consolidated financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                          1998        1997
                                                      -----------  -----------
Revenues:
     Culinary arts education                               $4,126        $3,282
     Restaurants & catering and other                         527           652
           Total revenues                                   4,653         3,934

Cost of sales

     Food & beverage                                         387           425
     Other cost of sales                                     398           413
                                                      -----------  -----------
                                                             785           838
                                                      -----------  -----------

Gross Margin                                               3,868         3,096

Operating expenses
     Occupancy                                               552           444
     Depreciation & amortization                             269           269
     Compensation & benefits                               1,818         1,621
     Outside services                                        110           204
     Advertising & promotion                                 149           186
     Legal & other                                           543           586
                                                      -----------  -----------
                                                           3,441         3,310
Interest income                                               42            17
                                                      -----------  -----------

Income (loss) before provision for income taxes              469          (197)
Income tax provision (benefit)                                30           (36)
                                                      -----------  -----------
Net income (loss)                                           $439         $(161)
                                                      -----------  -----------
                                                      -----------  -----------
Basic earnings per share                                   $0.12        $(0.05)
                                                      -----------  -----------
                                                      -----------  -----------
Diluted earnings per share                                  $0.11       $(0.05)
                                                      -----------  -----------
                                                      -----------  -----------



                  See notes to consolidated financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS, UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     ------------     ------------

Cash flows from operating activities:
    Net income (loss)                                                        $439             $(161)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
           Depreciation and amortization                                      269               269
           Tax provision (benefit)                                             30               (36)
           Provision for losses on accounts receivable                        (30)               27
           Deferred rent                                                       41               (45)
           Stock issued for services                                                             31
    Changes in assets and liabilities:
           Accounts receivable                                               (941)           (1,028)
           Inventories                                                        (70)               71
           Prepaid expenses and other assets                                 (771)              (92)
           Notes receivable                                                   (11)             (282)
           Accounts payable and accrued and other liabilities                (645)              443
           Deferred revenue                                                   919               731
                                                                     ------------      ------------
                Net cash provided by (used in) operating activities          (770)              (72)
                                                                     ------------      ------------

Cash flows from investing activities:
    Acquisition of property and equipment                                    135               (307)
                                                                     ------------      ------------
                Net cash used in investing activities                        135               (307)
                                                                     ------------      ------------

Cash flows from financing activities:
    Borrowings under long term debt agreements
    Principal payments on long term debt                                                         (3)
    Principal payments on capital lease obligations                           (5)               (17)
    Proceeds from exercise of stock options and warrants                                         33
    Payment of Preferred Stock dividends                                                        (62)
                                                                     ------------      ------------
                Net cash provided by (used in) financing activities           (5)               (49)
                                                                     ------------      ------------

Net decrease in cash and cash equivalents                                   (640)              (428)

Cash and cash equivalents, beginning of period                              2,533             2,308
                                                                     ------------      ------------
Cash and cash equivalents, end of period                                   $1,893            $1,880
                                                                     ------------      ------------
                                                                     ------------      ------------



                  See notes to consolidated financial statements

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

                                    CALIFORNIA CULINARY ACADEMY, INC.



November 16, 1998                  By:    /s/  Charles E. White
                                         ------------------------------------
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)