Form 10QSB
period 1998-12-31
CALIFORNIA CULINARY ACADEMY INC
filed 1999-02-16
CIK 858915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

    /X/    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO                  .

                        COMMISSION FILE NUMBER: 0-21932

                            ------------------------

                       CALIFORNIA CULINARY ACADEMY, INC.
              (Exact name of small business issuer in its charter)

            CALIFORNIA                              94-3042862
  (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)                      Number)

 625 POLK STREET SAN FRANCISCO, CA                     94102
  (Address of principal executive                   (Zip Code)
             offices)

                   Issuer's Telephone Number: (415) 771-3536

                            ------------------------

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    The number of shares outstanding of the registrant's Common Stock as of December 31, 1998, was 3,815,431.

    Transitional Small Business Disclosure Format.    Yes / /    No /X/.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA CULINARY ACADEMY, INC.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31   JUNE 30,   DECEMBER 31,
                                                                                1998        1998         1997
                                                                            ------------  ---------  ------------
                                                                            (UNAUDITED)   (NOTE 1)   (UNAUDITED)
                                                     ASSETS

Current Assets:
  Cash and cash equivalents...............................................   $      770   $   2,533   $    1,293
  Accounts receivable, net of allowance...................................        4,437       3,660        3,397
  Inventories.............................................................          249         227          291
  Prepaid expenses and other assets.......................................          514         379          581
                                                                            ------------  ---------  ------------
    Total Current Assets..................................................        5,970       6,799        5,562
                                                                            ------------  ---------  ------------
Property and equipment, net...............................................        7,938       4,830        7,000
Other assets..............................................................          667         647          646
                                                                            ------------  ---------  ------------
    TOTAL ASSETS..........................................................   $   14,575   $  12,276   $   13,208
                                                                            ------------  ---------  ------------
                                                                            ------------  ---------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities................................   $      923   $   1,383   $    1,056
  Deferred revenue........................................................        4,344       4,737        4,011
  Current portion of long term debt.......................................          166          75           89
  Other current liabilities...............................................          475                      401
                                                                            ------------  ---------  ------------
    Total Current Liabilities.............................................        5,908       6,195        5,557
                                                                            ------------  ---------  ------------
Long Term Debt............................................................        2,244          97        1,324
                                                                            ------------  ---------  ------------
    TOTAL LIABILITIES.....................................................        8,152       6,292        6,881
                                                                            ------------  ---------  ------------
Convertible preferred stock, no par value, 5,000,000 shares authorized,
  1998: 0 and 1997: 254,500 issued and outstanding........................                                    91
Common stock, no par value, 20,000,000 authorized, 1998: 3,814,431 and
  3,795,350; 1997: 3,568,500 issued and outstanding.......................       11,355      11,351       11,165
Note receivable from 1998: shareholder, 1997: shareholders................         (511)       (489)        (530)
Deficit...................................................................       (4,421)     (4,878)      (4,399)
                                                                            ------------  ---------  ------------
    Total Shareholders' Equity............................................        6,423       5,984        6,327
                                                                            ------------  ---------  ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................   $   14,575   $  12,276   $   13,208
                                                                            ------------  ---------  ------------
                                                                            ------------  ---------  ------------

                 See notes to consolidated financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31
                                                                                          ----------------------
                                                                                             1998        1997
                                                                                          ----------  ----------
Revenues:
  Culinary arts education...............................................................  $    7,704  $    6,514
  Restaurants & catering and other......................................................       1,501       1,603
                                                                                          ----------  ----------
    Total revenues......................................................................       9,205       8,117

Cost of sales
  Food & beverage.......................................................................       1,108         886
  Other cost of sales...................................................................         755         802
                                                                                          ----------  ----------
                                                                                               1,863       1,688
                                                                                          ----------  ----------
Gross Margin............................................................................       7,342       6,429

Operating expenses
  Occupancy.............................................................................       1,155         958
  Depreciation & amortization...........................................................         550         551
  Compensation & benefits...............................................................       3,602       3,305
  Outside services......................................................................         237         385
  Advertising & promotion...............................................................         273         394
  Legal & other.........................................................................       1,008       1,204
                                                                                          ----------  ----------
                                                                                               6,825       6,797
Interest income.........................................................................          82           5
                                                                                          ----------  ----------
Income (loss) before provision for income taxes.........................................         599        (363)
Income tax provision (benefit)..........................................................          60         (70)
                                                                                          ----------  ----------
Net income (loss).......................................................................  $      539  $     (293)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Earnings (loss) per share:
  Basic.................................................................................  $     0.14  $    (0.09)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
  Diluted...............................................................................  $     0.12  $    (0.09)
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Weighted average shares outstanding:
  Basic.................................................................................   3,815,431   3,580,716
  Diluted...............................................................................   4,417,551   3,580,716

                 See notes to consolidated financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                       (DOLLARS IN THOUSANDS, UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net income (loss)..........................................................................  $     539  $    (293)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................        550        551
    Tax provision (benefit)..................................................................         60        (70)
    Provision for losses on accounts receivable..............................................         58         54
    Deferred rent............................................................................         73        (82)
    Stock issued for services................................................................                    31
  Changes in assets and liabilities:
    Accounts receivable......................................................................       (818)      (604)
    Inventories..............................................................................        (23)        50
    Prepaid expenses and other assets........................................................       (143)        27
    Notes receivable.........................................................................        (22)
    Accounts payable and accrued and other liabilities.......................................       (484)       (86)
    Deferred revenue.........................................................................        284        799
                                                                                               ---------  ---------
      Net cash provided by (used in) operating activities....................................         74        377
                                                                                               ---------  ---------

Cash flows from investing activities:
  Capital expenditures.......................................................................     (4,114)    (2,523)
                                                                                               ---------  ---------
      Net cash used in investing activities..................................................     (4,114)    (2,523)
                                                                                               ---------  ---------

Cash flows from financing activities:
  Borrowings under long term debt agreements.................................................      2,325      1,230
  Principal payments on long term debt.......................................................                   (81)
  Principal payments on capital lease obligations............................................        (48)
  Proceeds from exercise of stock options and warrants.......................................                    61
  Payment of preferred stock dividends.......................................................                   (76)
  Cost of offering--preferred stock..........................................................                    (3)
                                                                                               ---------  ---------
      Net cash provided by (used in) financing activities....................................      2,277      1,131
                                                                                               ---------  ---------
Net decrease in cash and cash equivalents....................................................     (1,763)    (1,015)
Cash and cash equivalents, beginning of period...............................................      2,533      2,308
                                                                                               ---------  ---------
Cash and cash equivalents, end of period.....................................................  $     770  $   1,293
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                 See notes to consolidated financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 31, 1998, and the interim results of operations and cash flows for the six months ended December 31, 1998 and December 31, 1997. The balance sheet at June 30, 1998, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

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

    The results of operations for the six months presented herein are not necessarily indicative of the results to be expected for the full year.

    Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2  LEASE AGREEMENTS

    In May 1997, The Academy renegotiated its lease for its core campus in San Francisco. The new lease runs through March 2013 and provides for three five-year extensions. Under the lease agreement, the Academy has a right of first refusal on an additional approximately 12,000 square feet of space when it becomes available. The Academy currently occupies approximately 65,000 square feet (75% of the building). The monthly rental obligation is approximately $95,000 and the Academy is responsible for its pro-rata share of insurance, real estate taxes and common area maintenance which is approximately $13,000 monthly.

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

    In October 1997, the Academy purchased for approximately $1,900,000 an 80-room hotel in San Francisco, across the street from its main campus, which it intends to use for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. Under the terms of the lease, the Landlord will renovate and deliver at least sixty rooms to the Academy over an eighteen-month period, which began September 1, 1998. The base monthly rent under the lease is $435 per room delivered to the Academy. In addition, the Academy is responsible for payment of its pro rata share of insurance, real property taxes and maintenance which is estimated to be $2,000 per month.

    In July 1998, the Academy entered into a lease for a 5,000 square foot building in La Mesa, California. The monthly rental obligation is approximately $4,000. The Academy is also responsible for payment of its pro rata share of insurance, real property taxes and common area maintenance. The Academy estimates such payments will be approximately $1,000 per month. The lease term extends until June 30, 2003 and the

                       CALIFORNIA CULINARY ACADEMY, INC.

NOTE 2  LEASE AGREEMENTS (CONTINUED)
lease provides for three extension options of five years each. The Academy developed the building into a College of Food campus which was opened in December of 1998

    In January 1999, the Academy entered into a lease for a 5050 square foot space in a building complex in Garden Grove, California. The Academy plans to develop the space into a College of Food campus expected to be opened in June 1999. The monthly rent obligation is approximately $5,050. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance which the Academy estimates to be approximately $1,000 per month. The lease term extends until May of 2010 and the lease provides for two extension options of five years each.

    In December 1998, the Academy purchased a six building, 153,000 square foot building complex in New Orleans, Louisiana. Over the next two years the Academy plans to develop the buildings into a core campus similar in size and scope to its San Francisco campus. The Academy plans to open the first phase of the campus with a capacity of approximately 400 students in the Fall of 1999. To provide funding for a portion of the approximately $18 million development budget for the campus, the Academy plans to sell the land and buildings and lease them back under a long term lease agreement. Management projects that the annual lease payments for the New Orleans campus will be approximately $1,350,000.

    The Academy management estimates that the capacity of the existing core campus in San Francisco and the planned campus in New Orleans is approximately 1,200 students. The capacity of the two existing and one planned College of Food campuses are 150 students. Once full enrollment is achieved in the existing and planned new campuses, the Academy believes that additional facilities can be opened.

NOTE 3  RELATED PARTY TRANSACTIONS

    In December 1997, the Chairman of the Board of Directors exercised stock options under the Company's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31, 1998. Accrued interest on this note was $46,000 as of December 31, 1998. Payment on this promissory note is currently delinquent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the financial statements and notes thereto.

    The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Program, the B&P Certificate program, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class, with 581 students enrolled as of December 31, 1998. The 30-week B&P Program enrolls classes on a five week cycle typically ranging in size from 15 to 20 students with 75 students enrolled as of December 31, 1998. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California and the Academy opened its second College of Food facility on the campus of San Diego State University in February 1998. In December 1998, The San Diego State Campus was closed and a larger campus was opened in La Mesa, California approximately 5 miles from the previous facility. The College of Food programs enroll students every three to four weeks. As of December 31, 1998, approximately 70 and 109 students were enrolled in the Basic Professional Culinary Skills program in Salinas and San Diego, respectively. Weekend professional programs are currently offered every eight or fourteen weeks. As of December 31, 1998, the Academy had 78 students enrolled in various weekend professional programs.

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

    In October 1997, the Academy purchased for approximately $1,900,000 an 80-room hotel in San Francisco, across the street from its main campus, to use for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. Under the terms of the lease, the landlord will renovate and deliver at least sixty rooms to the Academy over an eighteen-month period, which began September 1, 1998.

    Management believes available student housing will continue to have a favorable impact on new student enrollments and student retention rates.

    The Academy believes that manageable growth is achievable through the addition of extension campuses offering selected courses from the AOS Program at training facilities such as its Colleges of Food at Salinas and San Diego, California and by the addition of contract training programs offered to the food industry. While management believes that this strategy will enable it to increase revenues by providing additional educational and training resources to the food industry, there can be no assurance that management will be able to successfully implement such a strategy.

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

    The primary risks and uncertainties that could affect future results include, without limitation: (i) the inability to sustain the Company's recent profitable operations in future periods; (ii) the inability of management to successfully implement and manage the Academy's new growth strategy of adding more remote training facilities and new programs to be offered to the foodservice industry; (iii) uncertainties associated with overhauling the structure of the A.O.S. degree program enrollment process and the inability of the Academy to make appropriate adjustments in a timely manner; (iv) the increased competition from both for-profit and non-profit culinary arts education institutions; (v) the continued dependence on financial aid programs to fund a majority of Academy students' education, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid;
(vi) that the percentage of Academy students who have defaulted on repayment of government student loans will increase to 25%, which could in the future impair or limit the Academy's participation in government financial aid programs; and
(vii) the possibility that federal and state regulatory agencies could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner.

    Investors are cautioned not to place undue reliance on forward-looking statements contained in this report, which reflect management's analysis only as of the date hereof. The Academy undertakes no obligation to publicly announce any revision to these forward-looking statements as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

REVENUES

    Culinary arts education revenue increased 10.5% to $3,577,000 for the quarter ended December 31, 1998 from $3,237,000 in the same period last year. The increase in culinary arts education revenue is due primarily to increases in student enrollment and tuition in all education programs.

    Restaurant & catering and other revenue increased 2.4% to $975,000 for the quarter ended December 31, 1998 from $951,000 in the same period last year. The increase for the quarter is primarily due to revenues generated by the Academy's student housing division.

COST OF SALES

    Food and beverage cost increased 56.9% to $722,000 for the quarter ended December 31, 1998 from $460,000 reported in the same period last year. The increase in food and beverage cost results from inadvertent underreporting of inventory usage during the six months ended December 31, 1998.

    Other costs of sales decreased 7.6% to $604,000 for the quarter ended December 31, 1998 from $389,000 reported in the same period last year. The decrease for the quarter ended December 31, 1998 is attributed primarily to lower cost of merchandise associated with student supply packages.

OPERATING EXPENSES

    Occupancy cost increased 17.5% to $604,000 for the quarter ended December 31, 1998 from $514,000 from the same period last year. The increase is due primarily to the lease of the second residential hotel in San Francisco in September 1998 and the rent at the new La Mesa College of Food Campus in San Diego.

    Depreciation and amortization for the quarter ended December 31, 1998 was $281,000 compared to $282,000 for the same period of the prior year.

    Compensation and benefits cost increased 5.3% to $1,773,000 for the quarter ended December 30, 1998 from $1,684,000 for the same period last year. The increase is due primarily to restructuring and the opening of the second College of Food in San Diego in February 1998.

    As expected, all other operating expenses decreased for the quarter ended December 31, 1998 as compared to the same period last year.

INTEREST INCOME

    Interest income consists primarily of interest earned on cash equivalents and short-term investments. Interest income increased due to higher cash balances during the quarter.

INCOME TAX PROVISION

    The Academy has provided for federal and state income taxes at 28.3% for the quarter ended December 31, 1998. The six-month year to date tax provision totals 10% of net income. The effective tax rate is the result of net operating losses incurred though June 30, 1998 and gives effect to the corporate alternative minimum income tax for the fiscal year ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Academy financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and cash flow provided by operations.

    At December 31, 1998, the Academy's principal sources of liquidity included cash and cash equivalents of $370,000 and net accounts receivable of $4,437,000. Cash and cash equivalents decreased from $2,533,000 at June 30, 1998 due primarily to the Academy's using cash and cash flow from operations to purchase of the land and buildings and pre-opening expenses for the development of the planned Regional Area Campus in New Orleans, LA and to pay for lease hold improvements and equipment for the College of Food campus facility located in La Mesa, California and to costs associated with the Academy's search for equity financing. Additionally, cash was used to build and increase the number of student classrooms in San Francisco. The Academy expects to increase its cash and cash equivalents by approximately $1.2 million prior to June 30, 1999 when the planned sale and lease back of the New Orleans property is completed. The Academy has long-term obligations of $2,244,000 and working capital of $81,000 at December 31, 1998 compared to $97,000 and $604,000 as of June 30, 1998, respectively. All of the long-term debt at December 31, 1998 resulted from the purchase of the land and buildings in New Orleans. The current portion of long term debt consists of a one year unsecured loan to finance a portion of the purchase of the New Orleans property. Management expects to apply the proceeds of the sale and lease back of the New Orleans property to the repayment of its existing long term debt.

    As of December 31, 1998, the Academy had no other outstanding bank loans or other material capital commitments other than those related to the purchase of the New Orleans property.

PLANNED PRIVATE PLACEMENT

    The Academy is currently seeking private equity and/or convertible debt financing in a transaction that would be exempt from the registration requirements under the federal securities laws. The proceeds of the proposed financing, if completed, would be used to fund development of a planned Regional Area Campus in New Orleans, Louisiana and new College of Food campuses elsewhere in the United States. The terms of the investment are subject to negotiation with potential investors and will be publicly announced upon execution of a definitive purchase agreement. There can be no assurance that such financing will be available to the Academy on favorable terms or at all.

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

PART II  OTHER INFORMATION

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

November 16, 1998               CALIFORNIA CULINARY ACADEMY, INC.

                                By:
                                     -----------------------------------------
                                                  Charles E. White
                                              CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)