Form 10QSB/A
period 1998-12-31
CALIFORNIA CULINARY ACADEMY INC
filed 1999-02-26
CIK 858915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-QSB/A

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

PART I--FINANCIAL INFORMATION

    Item 1 of the Company's Form 10-QSB for the quarter ended December 31, 1998 is amended and restated in its entirety as follows:

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

                 See notes to consolidated financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     DECEMBER 31             DECEMBER 31
                                                                ----------------------  ----------------------
                                                                   1998        1997        1998        1997
                                                                ----------  ----------  ----------  ----------
Revenues:
  Culinary arts education.....................................  $    3,578  $    3,231  $    7,704  $    6,514
  Restaurants & catering and other............................         974         951       1,501       1,603
                                                                ----------  ----------  ----------  ----------
    Total revenues............................................       4,552       4,182       9,205       8,117

Cost of sales
  Food & beverage.............................................         721         460       1,108         886
  Other cost of sales.........................................         358         390         755         802
                                                                ----------  ----------  ----------  ----------
                                                                     1,079         850       1,863       1,688
                                                                ----------  ----------  ----------  ----------
Gross Margin..................................................       3,473       3,332       7,342       6,429

Operating expenses
  Occupancy...................................................         604         514       1,155         958
  Depreciation & amortization.................................         281         282         550         551
  Compensation & benefits.....................................       1,773       1,684       3,602       3,305
  Outside services............................................         127         181         237         385
  Advertising & promotion.....................................         124         209         273         394
  Legal & other...............................................         466         617       1,008       1,204
                                                                ----------  ----------  ----------  ----------
                                                                     3,375       3,487       6,825       6,797
Interest income (expense).....................................          40         (11)         82           5
                                                                ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes...............         138        (166)        599        (363)
Income tax provision (benefit)................................          30         (34)         60         (70)
                                                                ----------  ----------  ----------  ----------
Net income (loss).............................................  $      108  $     (132) $      539  $     (293)
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Earnings (loss) per share:
  Basic.......................................................  $     0.03  $    (0.04) $     0.14  $    (0.09)
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
  Diluted.....................................................  $     0.02  $     0.04) $     0.12  $    (0.09)
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding:
  Basic.......................................................   3,815,431   3,635,683   3,815,431   3,580,716
  Diluted.....................................................   4,417,551   3,635,683   4,417,551   3,580,716

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

February 26, 1999               CALIFORNIA CULINARY ACADEMY, INC.

                                By:             /s/ CHARLES E. WHITE
                                     -----------------------------------------
                                                  Charles E. White
                                              CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)