Form 10QSB
period 1999-03-31
CALIFORNIA CULINARY ACADEMY INC
filed 1999-05-17
CIK 858915

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT OF 1934

              For the transition period from          to          .

                         Commission file number: 0-21932

                                   -----------

                        CALIFORNIA CULINARY ACADEMY, INC.
         (Exact name of small business issuer as specified in its charter)

               California                              94-3042862
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

   625 Polk Street, San Francisco, CA                    94102
(Address of principal executive offices)               (Zip Code)

                    Issuer's Telephone Number: (415) 771-3536

                                   -----------

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      The number of outstanding shares of the registrant's Common Stock as of March 31, 1999 was 3,815,431.

Transitional Small Business Disclosure Format. Yes |_|  No |X|.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                March 31,   June 30,    March 31,
                                                                  1999        1998        1998
                                                              -----------   --------   -----------
                                                              (unaudited)   (Note 1)   (unaudited)
ASSETS
Current  Assets:
    Cash and equivalents                                        $    753    $  2,533    $    713
    Accounts receivable, net of allowance of $490,                 4,179       3,660       4,095
     $419, and $412
    Inventories                                                      340         227         425
    Prepaid expenses and other assets                                687         379       1,065
                                                                --------    --------    --------
          Total Current Assets                                     5,959       6,799       6,298
                                                                --------    --------    --------

Property and equipment, net                                        5,783       4,830       6,901
Land and building held for development                             3,118
Intangible and other assets                                          807         647         655
                                                                --------    --------    --------
          TOTAL ASSETS                                          $ 15,667    $ 12,276    $ 13,854
                                                                ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                    $  1,091    $  1,383    $    562
    Deferred revenue                                               5,025       4,737       4,415
    Current portion of long term obligations                         163          75          84
    Other current liabilities                                        459                   1,212
                                                                --------    --------    --------
          Total Current Liabilities                                6,738       6,195       6,273
                                                                --------    --------    --------
Long term obligations                                              2,233          97       1,304
                                                                --------    --------    --------
          TOTAL LIABILITIES                                        8,971       6,292       7,577
                                                                --------    --------    --------

Stockholders' Equity:
    Common stock, no par value, 20,000,000 shares authorized,     11,355      11,351      11,276
     3,815,431, 3,795,350 and 3,568,500 issued and outstanding
    Note receivable from shareholder                                (522)       (489)       (479)
    Deficit                                                       (4,137)     (4,878)     (4,520)
                                                                --------    --------    --------
          Total Stockholders' Equity                               6,696       5,984       6,277
                                                                --------    --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 15,667    $ 12,276    $ 13,854
                                                                ========    ========    ========

                   See notes to condensed financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)
                                   (unaudited)

                                                  Three Months Ended      Nine Months Ended
                                                       March 31,              March 31,
                                                  -------------------    -------------------
                                                    1999       1998        1999       1998
                                                  --------   --------    --------   --------
Revenues:
     Culinary arts education                      $  3,697   $  3,509    $ 11,135   $  9,914
     Restaurants, catering and other                   815        708       2,582      2,421
                                                  --------   --------    --------   --------
         Total revenues                              4,512      4,217      13,717     12,335
Cost of sales
     Food & beverage                                   318        467       1,425      1,353
     Other cost of sales                               395        338       1,150      1,139
                                                  --------   --------    --------   --------
         Total cost of sales                           713        805       2,575      2,492
                                                  --------   --------    --------   --------
Gross Margin                                         3,799      3,412      11,142      9,843
Operating expenses
     Occupancy                                         602        528       1,757      1,486
     Depreciation & amortization                       290        290         839        841
     Compensation & benefits                         1,759      1,693       5,361      4,998
     Outside services                                  125        196         362        582
     Advertising & promotion                           206        215         479        610
     Legal & other                                     611        646       1,622      1,851
                                                  --------   --------    --------   --------
                                                     3,593      3,568      10,420     10,368

Interest income, net                                    21                    103          5
                                                  --------   --------    --------   --------
Income (loss) before provision for income taxes        227       (156)        825       (520)

Income tax provision (benefit)                          24        (38)         84       (107)
                                                  --------   --------    --------   --------
Net income (loss)                                 $    203   $   (118)   $    741   $   (413)
                                                  ========   ========    ========   ========
Basic earnings per share                          $   0.05   $  (0.03)   $   0.19   $  (0.11)
                                                  ========   ========    ========   ========
Diluted earnings per share                        $   0.05   $  (0.03)   $   0.19   $  (0.11)
                                                  ========   ========    ========   ========

Weighted average common shares
     Basic                                       3,815,431  3,635,683   3,814,069  3,635,683
     Diluted                                     3,912,257  3,635,683   3,910,895  3,635,683

                   See notes to condensed financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months
                                                                         Ended March 31,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities:
     Net income (loss)                                                $    741    $   (413)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
           Depreciation and amortization                                   839         841
           Tax provision (benefit)                                          84        (107)
           Provision for losses on accounts receivable                      88          84
           Deferred rent                                                   110         107
           Stock issued for services                                                    31
     Changes in assets and liabilities:
           Accounts receivable                                            (590)     (1,600)
           Inventories                                                    (114)        (84)
           Prepaid expenses and other assets                              (468)         70
           Notes receivable                                                (33)       (496)
           Accounts payable and accrued liabilities                       (167)        132
           Deferred revenue                                                288         799
                                                                      --------    --------
                Net cash provided by (used in) operating activities      1,112        (636)
                                                                      --------    --------
Cash flows from investing activities:
     Acquisition of property and equipment                              (4,940)     (2,682)
                                                                      --------    --------
                Net cash used in investing activities                   (4,940)     (2,682)
                                                                      --------    --------
Cash flows from financing activities:
     Borrowings under long term debt agreements                          2,136       1,230
     Principal payments on long term debt agreements                                   (16)
     Principal payments on capital lease obligations                       (88)
     Proceeds from exercise of stock options and warrants                              590
     Payment of preferred stock dividends                                              (78)
     Cost of offering - preferred stock                                                 (3)
                                                                      --------    --------
                Net cash provided by financing activities                2,048       1,723
                                                                      --------    --------
Decrease in cash and equivalents                                        (1,780)     (1,595)
Cash and equivalents, beginning of period                                2,533       2,308
                                                                      --------    --------
Cash and equivalents, end of period                                   $    753    $    713
                                                                      ========    ========


                   See notes to condensed financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and 1998, the interim results of operations for the three and nine month periods ended March 31, 1999 and 1998, and cash flows for the nine month periods ended March 31, 1999 and 1998. The balance sheet at June 30, 1998, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

      Accounting policies followed by the Academy are described in Note 1 to the audited financial statements for the fiscal year ended June 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the interim condensed financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended June 30, 1998.

      The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results to be expected for the full year.

      Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 Lease Agreements

      In May 1997, the Academy renegotiated its lease for its core campus in San Francisco. The lease term extends through March 2013 and the lease provides for three extension options of five years each. Under the lease agreement, the Academy has a right of first refusal on an additional approximately 12,000 square feet of space when it becomes available. The Academy currently occupies approximately 65,000 square feet (75% of the building). The monthly rental obligation is approximately $95,000. The Academy is also responsible for its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $13,000 monthly.

      In August 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing.The lease term extends until August 31, 2012 and the lease provides for three extension options of five years each. The monthly rental obligation is approximately $29,000. The Academy is also responsible for payment of its pro-rata share of insurance and real property taxes, which is approximately $1,500 monthly.

      In October 1997, the Academy purchased for approximately $1,900,000 an 80-room hotel in San Francisco, across the street from its main campus, which it uses for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. Under the terms of the lease, the landlord agreed to renovate and deliver at least sixty rooms to the Academy over an eighteen-month period, which began September 1, 1998. As of April 30, 1999, the landlord had delivered all 80 rooms to the Academy. The base monthly rental obligation is approximately $36,000. In addition, The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $5,000 monthly.

      In July 1998, the Academy entered into a lease for a 5,000 square foot building in La Mesa, California. The lease term extends until June 30, 2003 and the lease provides for three extension options of five years each. The Academy developed the building into a College of Food campus which was opened in December of 1998. The monthly rental obligation is approximately $4,000. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance which is approximately $1,000 monthly.

      In January 1999, the Academy entered into a lease for a 5,050 square foot space in a building complex in Garden Grove, California. The lease term extends until May 2010 and the lease provides for two extension options of five years each. The Academy plans to develop the space into a College of Food campus expected to be opened in June 1999. The monthly rental obligation is approximately $5,050. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance which is approximately $1,000 monthly.

      In December 1998, the Academy purchased a six building, 153,000 square foot complex in New Orleans, Louisiana. Over the next two years the Academy plans to develop the buildings into a core campus similar in size and scope to its San Francisco campus. The Academy plans to open the first phase of the campus with a capacity of approximately 400 students in the Fall of 1999. To provide funding for a portion of the approximately $18 million development budget for the campus, the Academy plans to sell the land and buildings and lease them back under a long term lease agreement. Management estimates that the annual lease payments for the New Orleans campus would be approximately $1,350,000.

      The Academy management estimates that the combined capacity of the existing core campus in San Francisco is and the planned campus in New Orleans will be approximately 1,200 students. The capacity of the two existing and one planned College of Food campuses is 150 students.

Note 3 Related Party Transactions

      In December 1997, the Chairman of the Board of Directors exercised stock options under the Academy's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31,1998. Accrued interest on this note was $57,000 as of March 31, 1999. Payment on this promissory note is currently delinquent.

Note 4 Subsequent Event

      On April 28, 1999 the Academy entered into an agreement to sell $7 million aggregate principal amount of its 10% Convertible Notes due 2005 and warrants to acquire 250,000 shares of its common stock, through a private offering to institutional buyers. The gross proceeds to the company, prior to the exercise of the warrants, will be $7 million.

The offering is expected to close in June 1999, subject to satisfaction of customary conditions, including shareholder approval. The notes will be convertible into common stock of the Academy at a conversion price of $8 per share, subject to reduction in certain circumstances to a price not less than $6 per share. The notes have a six-year term with quarterly repayment of principle commencing thirty months from the closing date of the transaction. The warrants also have a six-year term and an exercise price equal to the conversion price of the notes.

The Academy intends to use the net proceeds of the offering in connection with the development of its second regional education and training campus in New Orleans, for potential acquisitions, and for the Academy's general working capital needs.

The notes and the warrants have not been registered under the Securities Act of 1933 or any state securities laws, and unless so registered, may not be offered or sold in the United States Except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with the financial statements and notes thereto.

Education Programs

      The Academy's revenues are derived primarily from culinary arts education, as well as restaurant, retail and media operations. Culinary arts education primarily consists of the Associate of Occupational Studies Culinary Arts Degree Program ("AOS Degree"), the Baking and Pastry Arts Certificate Program ("B&P Certificate"), the College of Food Basic Professional Culinary Skills Program, weekend professional skills programs and consumer education programs.

      The sixteen month AOS Degree program enrolls students on a two week cycle. This program can accommodate up to 25 students per class, with 526 students enrolled as of March 31, 1999. By comparison, 596 students were enrolled as of June 30, 1998. This decrease is primarily the result of a change in the length of the AOS Degree program from 18 months to 16 months, resulting in a reduction in total enrollment.

      The thirty week B&P Certificate program enrolls classes on a five week cycle. This program typically ranges in size from 15 to 20 students per class, with 70 students enrolled as of March 31, 1999.

      The Academy leases two properties in San Francisco which provide housing for students enrolled in the AOS Degree and B&P Certificate programs. Management believes available student housing will continue to have a favorable impact on new student enrollments and student retention rates. Revenues from the Academy's AOS Degree and B&P Certificate programs rely exclusively on enrollments in those programs. Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and recognized over the length of a program as students complete course work required for graduation.

      The College of Food Basic Professional Culinary Skills Program commenced in October 1996 at the Academy's prototype facility in Salinas, California. The Academy opened its second College of Food facility on the campus of San Diego State University in February 1998. In December 1998, the College of Food facility on the San Diego State campus was closed and a larger campus was opened in La Mesa, California, which is approximately 5 miles from the previous location. The College of Food programs enroll students every three to four weeks. As of March 31, 1999, approximately 89 and 105 students were enrolled in the College of Food programs in Salinas and La Mesa, respectively.

      Weekend professional programs are currently offered every eight or fourteen weeks, depending on the program. As of March 31, 1999, the Academy had 85 students enrolled in various weekend professional programs.

      Consumer education consists of programs oriented to a part-time audience. The course length and content address the interests of food industry professionals, home cooks and career changers. These courses include single topic classes and various three or four class series covering current topics and basic skills.

Restaurant, Retail and Media

      Restaurant and retail operations include two restaurants and a private dining room which is generally open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student-prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. All restaurant and retail operations are located at the Academy's core campus in San Francisco.

      Media operations primarily consist of the marketing of the "Cooking at the Academy" television series and cookbook royalties. Additionally, the Academy has a multi-year agreement with Simon & Schuster to author and publish four cookbooks.

      The Academy believes that manageable growth is achievable through its strategic plan. The Academy plans the development of a second core campus in New Orleans, Louisiana (the "New Orleans Project"). This major initiative is part of the academy's overall strategic plan to significantly increase the size and scope of its operations. The Academy believes that the strength of its brand name gives it numerous opportunities to expand and to do so in a way that will result in improved operating results and cash flows. In addition to the New Orleans Project, the Academy's strategic plan calls for the opening of up to five additional College of Food locations in California and the southeastern United States in the next few years. The Academy also sees opportunities in the culinary consumer education and post-secondary education sectors, with a view to creating a "learning ladder" that offers course work from the consumer education level to the college level through on-site classes and distance learning. The Academy also plans to produce media programs such as the highly acclaimed and successful "Cooking at the Academy" series to promote the Academy's brand name and products. While management believes its strategic plan will enable it to increase revenues by providing additional educational and training resources to the food industry, there can be no assurance that management will be able to successfully implement such a plan.

      Risks and uncertainties that could affect the Academy's future results include, without limitation: (i) the inability to sustain the Academy's recent profitable operations in future periods; (ii) the inability of management to successfully implement and manage the Academy's plan to develop a major new campus in New Orleans, Louisiana and up to five new Colleges of Food; (iii) the increased competition from both for-profit and non-profit culinary arts education institutions; (iv) the continued dependence on financial aid programs to fund a majority of Academy students' education, together with the uncertainty that budgetary constraints or other factors in the future could impact the availability and amount of both public and private sources of financial aid;
(v) that the percentage of Academy students who have defaulted on repayment of government student loans will increase to 25%, which could in the future impair or limit the Academy's participation in government financial aid programs;
(vi) the possibility that federal and state regulatory agencies could revise regulations in such a way that the Academy would not be able to comply with new regulations in a timely manner; (vii) the inability to generate sufficient cash flow from operations or other funding to satisfy the substantial new obligations the Academy expects to incur in connection with the financing of the new campus in New Orleans, including the lease payments and principal and interest on the Convertible Notes described in Notes 2 and 4 to the financial statements contained in Item 1 of this Report.

      Except contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this report involve numerous risks and uncertainties, including those discussed in this report and the Academy's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof. The Academy undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Revenues

      Culinary arts education revenue increased 5.4% to $3,697,000 for the three months ended March 31, 1999 from $3,509,000 in the same period last year. The increase in culinary arts education revenue is due primarily to increases in tuition in all education programs. This increase was partially offset by a temporary decrease in enrollment levels at the San Francisco core campus due to a restructuring of the AOS Degree program that accelerated the number of graduating students. Approximately one year before the date hereof, the Academy changed the length of its AOS Program from 18 months to 16 months.
The Academy thus had more students matriculating and entering its externship program in the 2nd and 3rd fiscal quarters of this fiscal year than in previous fiscal quarters, resulting in a reduction in both the number of revenue-producing students and total enrollment.

      Restaurants, catering and other revenue increased 15.1% to $815,000 for the three months ended March 31, 1999, from $708,000 in the same period last year. The increase in restaurants, catering and other revenue is primarily due to revenues generated by the Academy's student housing.

Cost of Sales

      Food and beverage costs decreased 31.9% to $318,000 for the three months ended March 31, 1999 from $467,000 in the same period last year. The decrease in food and beverage cost resulted from improved contracts and the temporary decrease in total enrollment at the San Francisco core campus during the quarter.

      Other costs of sales increased 17.5% to $395,000 for the three months ended March 31, 1999 from $338,000 in the same period last year. The increase in other cost of sales is primarily attributable to costs associated with student supply packages due to increased enrollment at the College of Food campuses.

Operating Expenses

      Operating expenses increased approximately $25,000, or 0.7%, to $3,593,000 for the three months ended March 31, 1999 from $3,568,000 in the same period last year. The fluctuation is primary attributable to occupancy, which increased by approximately $74,000, or 14.0%, due to the lease of the second residential hotel in San Francisco and rent at the new College of Food Campus in La Mesa, as well as compensation and benefits, which increased approximately $66,000, or 3.9%, due to the management additions to the Academys' executive team. This increase in operating expenses was partially offset by decreases in outside services of approximately $71,000, or 36.2%, and legal & other of approximately $35,000, or 5.4%, due to a reduction in outside consulting and contract services.

Interest Income, Net

      Interest income, net consists primarily of interest earned on cash equivalents and short-term investments. Interest income, net increased due to higher cash balances during the three months ended March 31, 1999 compared to the same period in the prior year.

Income Tax Provision

      The Academy has provided for federal and state income taxes at 10.6% for the quarter ended March 31, 1999. The nine-month year to date tax provision totals 10.2% of net income. The effective tax rate is the result of net operating losses incurred though June 30, 1998 and gives effect to the corporate alternative minimum income tax for the fiscal year ending June 30, 1999.

Liquidity and Capital Resources

      Historically, the Academy has financed its growth from the issuance of equity securities in private and public transactions, borrowings from related parties, lease and debt financing obligations and cash flow provided by operations.

      Net cash provided by operating activities for the nine months ended March 31, 1999 was $1,112,000, compared with cash used by operating activities for the nine months ended March 31, 1998 of ($636,000). The increase in cash flow from operations during the most recent period was due primarily to the increase in net income and a smaller increase in accounts receivable, partially offset by an increase in prepaid expenses and lower deferred revenue.

      The Academy's investing activities for the nine months ended March 31, 1999 used cash of $4,940,000, compared with $2,682,000 for the nine months ended March 31, 1998. This increase is due primarily to the purchase of the property for the new campus in New Orleans, Louisiana for approximately $3.1 million. Other uses of cash for investing activities in this same time period include the costs associated with the relocation of the San Diego College of Food programs to La Mesa and its further development and the continued development of the two student housing properties for the benefit of the San Francisco campus.

      The Academy's financing activities include net borrowings and repayments under its bank financing agreements and the issuance of installment notes used principally to finance acquisitions of equipment. The Academy's net cash provided from financing activities was $2,048,000 for the nine months ended March 31, 1999, compared with $1,723,000 for the nine months ended March 31, 1998. The change of $325,000 was due primarily to the Academy's borrowings to finance the New Orleans, Louisiana property acquisition. Cash flows from financing activities from the nine months in fiscal 1998 include proceeds from the exercise of stock options and warrants and a decrease in the amount of borrowings under long term debt agreements.

      Cash and equivalents at March 31, 1999 equaled $753,000, an increase of $40,000 from $713,000 at March 31, 1998. As described in Notes 2 and 4 to the financial statements included in Item 1 of this Report, the Academy expects to incur substantial new obligations in connection with funding the construction and development of the new campus in New Orleans. These new obligations are expected to include a lease to be entered into as a part of a sale and leaseback of the property and principal and interest payments under convertible notes to be issued by the Academy. While there can be no assurance, the Academy believes that it will be able to satisfy these obligations from cash flows from operations, cash on hand and if necessary borrowing under existing credit facilities. Otherwise, the Academy will be required to obtain additional debt or equity financing. There can be no assurance that such funding will be available to the Academy on favorable terms or at all.

Year 2000 Considerations

      The Academy has a number of computer and software systems that are critical to the efficient and timely processing of information and business transactions. The Academy has determined that most of its computerized systems are year 2000 compliant, and that the few systems that are not compliant can be brought into compliance by the year 2000 for a minimal cost. The Academy believes that its systems that are currently non-compliant would not pose a significant problem for the Academy in terms of cost or disruption of services if they cannot be made compliant.

      During the first quarter of fiscal year June 30, 1999, the Academy established a committee to assess its year 2000 compliance and the changes necessary to become compliant. That committee has determined that most systems are year 2000 compliant. The Academy has engaged a consultant to work with the Academy on those few systems that are not year 2000 compliant. The Academy believes that this compliance work will be completed by the end of fiscal year ending June 30, 1999 for a minimal cost.

      With the exception of utility companies' who supply electricity, gas, water and telephone service to Academy's facilities, the Academy estimates that the year 2000 compliance issue will have minimal effect on its ability to obtain the products and services required by the Academy. The Academy is unable to assess the year 2000 issue as it relates to its suppliers of utility services. Disruption of utilities of any kind could have a major but undeterminable effect on Academy's business and profits. The Academy has not yet developed a contingency plan to address the interruption of utility services. There is no assurance, however, that unforeseen year 2000 problems will not occur that will have a significant negative effect on Academy's revenues and profits.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K


      (a)  10.1   Securities Purchase Agreement, dated as of April 28, 1999.

           27.1   Selected Financial Data

      (b)         Reports on Form 8-K

                  The Academy filed a Current Report on Form 8-K on April 30, 1999 reporting an arrangement to issue convertible notes, preferred stock and warrants to institutional investors.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 1999                 CALIFORNIA CULINARY ACADEMY, INC.


                             By:        /s/    Charles E. White
                                  --------------------------------------------
                                               Charles E. White,
                                             Chief Financial Officer
                                  (Principal Financial and Accounting Officer)