Form 10KSB40
period 1999-06-30
CALIFORNIA CULINARY ACADEMY INC
filed 1999-09-28
CIK 858915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(Mark One)

/X/        Annual report under section 13 or 15(d) of the Securities and Exchange Act of 1934
           For the fiscal year ended June 30, 1999
/ /        Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act
           of 1934 For the transition period from             to

                        COMMISSION FILE NUMBER: 0-21932

                       CALIFORNIA CULINARY ACADEMY, INC.
                 (Name of small business issuer in its charter)

                            ------------------------

               CALIFORNIA                                  94-3042862
    (State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

            625 POLK STREET
           SAN FRANCISCO, CA                                 94102
(Address of principal executive offices)                   (Zip code)

                   Issuer's Telephone Number: (415) 292-8280

                            ------------------------

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:
                  Common Stock, no par value (Title of class)

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Revenues for the most recent fiscal year were: $17,974,000.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sale price on September 10, 1999 was $13,261,331.

    The number of shares outstanding of the issuer's Common Stock as of September 10, 1999, was 3,815,431.

    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format. Yes / / No /X/.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Academy's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1--Description of Business", including the section therein entitled "Risk Factors," and in "ITEM 6--Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    In October 1996, the Academy introduced a new concept in culinary education when it opened its College of Food at its extension campus in Salinas. A second College of Food was opened in San Diego, California in February 1998. The strategy of the College of Food is to increase the students' basic knowledge of kitchen skills, sanitation and supervisory skills, as well as offering specialized courses in baking and pastry. The College of Food concept is designed to attract students who wish to enter the culinary field, food service workers who need specialized training or individuals who simply want to expand their culinary knowledge.

    As of September 1, 1999, the Academy has graduated approximately 5,600 students from its professional programs. In addition, thousands of individuals have attended one or more of its continuing education classes. For the year ended June 30, 1999, the Academy averaged approximately 617 full-time students in its AOS Degree and B&P Certificate programs. These programs are designed to accommodate up to 25 students in each of approximately 25 enrollment periods per year for the AOS Degree program and 25 in each of the seven enrollment periods for the B&P Certificate program. The Colleges of Food, each of which can accommodate up to approximately 150 students with new enrollments occurring approximately every three to four weeks, averaged 174 students during the year ended June 30, 1999. Because the curriculum at the Academy focuses on practical skills and techniques that the Academy believes are critical to success in the food industry, the Academy has historically enjoyed a high job placement rate among its graduates.

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

    Full-time classes at the main campus in San Francisco are offered in two seven-hour shifts, from 7 AM to 10 PM, Monday through Friday. At the Colleges of Food, classes are offered in a choice of four hour shifts, from 9 AM to 1 PM or from 6 PM to 10 PM for part-time students. Part-time students typically have full or part-time jobs and the choice of classes accommodates their employment schedules. Continuing education courses are offered on weekends at the Academy's main campus.

AOS PROGRAM

    The Culinary Arts Program provides an intensive 16-month course of study leading to an Associate of Occupational Studies ("AOS") Degree in Culinary Arts. The program is divided into two academic terms. Enrollment periods begin every two weeks, which provide students with flexible scheduling options and most efficiently utilize the services of the Academy's chef instructors and the Academy's facilities.

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

    As of September 10, 1999, tuition and fees for the AOS Degree program totaled approximately $31,755 for the full 16-month course of study. This fee includes textbooks, uniforms, knife kits, the cost of food used in the classrooms and one meal per day, in addition to the cost of course instruction. Tuition is payable in installments during the two academic terms. Financial assistance is available to eligible students (see "Government Financial Aid Programs and Regulation").

BAKING & PASTRY CERTIFICATE PROGRAM

    The B&P Certificate program is designed for those students interested in professional baking. The program provides 30 weeks of comprehensive study, with an emphasis on the hands-on application of fundamental techniques and ingredients. The program is divided into four modules: (i) breads and doughs; (ii) cakes; (iii) service pastry and desserts; and (iv) chocolate, confectionery and showpieces. In addition, the curriculum includes professional development courses on safety and sanitation, nutrition and human resource management. Although not included as a required part of the curriculum, externships are available. Enrollment periods begin approximately every seven weeks and each session can accommodate up to 25 students.

    As of September 10, 1999, tuition and fees for the B&P Certificate program total approximately $14,228 for the full 30-week course of study. This fee includes textbooks, uniforms, knife kits, cost of food, one meal per day and supplies. Deferred payment plans and financial assistance are available to eligible students (see "Government Financial Aid Programs and Regulations")

BASIC PROFESSIONAL CULINARY SKILLS PROGRAM

    The California Bureau for Private Postsecondary and Vocational Education ("BPPVE") has certified the Academy's 12-credit course of study offered at the College of Food.

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

    As of September 10, 1999, tuition and fees for the Certificate of Basic Professional Culinary Skills Program totaled approximately $5,156.

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

    The courses generally are offered on consecutive weekends, and cover a variety of subjects. Currently the Academy offers a series of eight-week culinary courses and a fourteen-week baking and pastry series. Fees for the non-degree professional programs range from $500 to $1,900. Completed course work can be applied toward earning an AOS Degree or B&P Certificate.

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

    Students interested in part-time or full-time jobs while they are enrolled at the Academy can contact the Career Services Office. The Academy provides students with names of prospective employers seeking catering staff or other part-time and full-time assistance. Additionally, the Academy itself offers part-time employment. For example, the Academy's Food and Beverage Department hires students to assist with special functions and events, such as private parties and corporate events held in the Academy's restaurants. The Academy also offers federal work-study opportunities.

    ALUMNI RELATIONS. California Culinary Academy alumni relations and career services personnel are available to refer graduates to other alumni, answer questions, and provide programs, activities and professional opportunities.

    RECRUITMENT AND ADMISSIONS. Students are recruited both domestically and internationally. Statistics compiled show that as of June 30, 1999, approximately 66% of the full-time students enrolled in the Academy's AOS Degree or B&P Certificate programs are from California. The Academy's admissions staff reviews applications for admission to the professional programs. In considering an applicant for admission to the AOS Degree or B&P Certificate programs, the admissions staff first determines whether an applicant meets certain minimum prerequisites, including: (i) demonstrated motivation towards a career in the culinary arts; (ii) graduation from high school with at least a 2.0 grade point average or passage of an approved high school equivalency examination; (iii) a passing score on a general math admissions test; and (iv) for those whose native language is other than English, passage of the TOEFL test of English as a Foreign Language with a score of at least 550 out of a total of 665. Experience in the food industry is viewed favorably by the admissions staff but is not considered a prerequisite for admission to any of the Academy's programs. Applicants to the Academy's College of Food programs are not required either to have a high school diploma or to have passed an approved high school equivalency examination, or pass an entrance examination.

    The Academy has evaluation agreements with 18 regional junior colleges allowing certain courses to be transferred to the Academy for credit. The Academy believes this arrangement enables it to recruit more effectively from junior colleges.

    The Academy believes that an important recruiting tool is its media exposure. A 13-part series, COOKING AT THE ACADEMY, was developed and written by the Academy and produced by the San Francisco public television station KQED. This series has been shown in its entirety since 1991 through the Public Broadcasting System to over 250 major media markets in the United States. In the spring of 1995, a new 26-episode series of COOKING AT THE ACADEMY began airing on public television stations throughout the country. Additionally, the Academy has been featured in a syndicated radio talk show, FOOD FOR THOUGHT, airing in the Monterey Bay area on KCSO radio, as well as DINING AROUND WITH GENE BURNS on KGO radio in San Francisco. The Academy believes that such widespread exposure has enhanced the Academy's name recognition, reputation and new student recruitment efforts (see "Restaurants Retail and Media"). During the fiscal year, the Academy entered into an agreement with WYES TV in New Orleans, Louisiana for the production and distribution of a new 26 part series "The Academy's Global Cuisine" which WYES TV plans to distribute in early 2000. Under the Agreement with WYES TV, the Academy will publish a cookbook based on the series.

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

    EDUCATION-OPERATIONS DEPARTMENT. The Education-Operations Department is responsible for the quality and delivery of the educational process, including direct responsibility for curriculum content and sequencing, chef instructor training and development, and teaching and evaluation methods. The Vice President of Academic Affairs is assisted by chef managers who oversee each educational area, Basic Skills, Culinary Production, Baking and Pastry and Related Subjects in the AOS Degree or B&P Certificate programs and develop, monitor and update the educational programs offered at the Academy.

    STUDENT RETENTION. The Academy continually focuses significant efforts on maintaining high retention rates for its students. For the fiscal year ended June 30, 1999, approximately 87% of the students successfully completed the AOS Degree program on schedule. Based on past experience, it is estimated that an additional 5% will graduate at a later date. However, as is the case at most institutions of higher education, some of the Academy's students end their studies early for personal, financial or academic reasons. The Academy faculty maintains weekly office hours to provide academic assistance and to advise students. The Academy faculty and administration are also available to provide support and referrals to students experiencing personal difficulties.

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

    In 1998, the Academy entered into a contract with WYES TV in New Orleans, Louisiana for the production and distribution of a new 26-part series, "The Academy's Global Cuisine," which WYES TV plans to distribute in early 2000. As part of the agreement, the Academy will publish a cookbook based on the series.

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

    The Academy's postsecondary educational programs are recognized by the U.S. Department of Education ("DOE") and by the California Bureau for Private, Post-Secondary and Vocational Education ("BPPVE"). The Academy is accredited by the American Culinary Federation Educational Institute Accrediting Commission ("ACFEI") and by the Accrediting Commission for Career Schools and Colleges of Technology ("ACCSCT"). The Colleges of Food are not accredited, nor are the programs offered by the Colleges of Food.

    The Academy is approved by BPPVE to grant to students who successfully complete the full-time Culinary Arts Degree program, an AOS Degree in Culinary Arts, and a Certificate in Baking and Pastry Arts for those students completing the full-time B&P Certificate program. Approval from BPPVE is renewed periodically in accordance with the provisions of the California Education Code.

    The Academy has been granted certification for the Basic Professional Culinary Skills program in the Colleges of Food from BPPVE. The Academy's courses of instruction for the AOS Degree and B&P Certificate programs are approved for veterans training by the Federal Department of Veterans Affairs under the GI Bill of Rights and the Veterans Education Assistance Programs ("VEAP") and for foreign students under the rules and regulations of the Immigration and Naturalization Service ("INS").

GOVERNMENT FINANCIAL AID PROGRAMS AND REGULATION

    The Academy's students finance their education, in whole or in part, through individual resources, with approximately 75% of students receiving some form of financial aid assistance. Approximately

42% of the Academy's fiscal 1999 educational program revenues were derived from federal and/or state government-sponsored financial aid. On the basis of financial information provided by the student and/or the student's family, the Academy develops an assistance package for students who are eligible for financial aid. To maintain financial assistance eligibility, students must demonstrate satisfactory academic progress.

    Extensive and complex regulations govern all of the government grant and loan programs in which the Academy and its students participate. These programs are required to be administered in accordance with the standard of care and diligence of a fiduciary and are subject to annual audits. The Academy's Director of Financial Aid and one Financial Aid Counselor are certified by the State of California. Two other Financial Aid Counselors are currently taking the necessary steps to become certified. Any regulatory violations could be the basis for suspension, limitation, or termination proceedings. No suspension, limitation, or termination proceedings have ever been instituted against the Academy.

    In July 1999, the Academy was re-certified by the DOE, and as such, is eligible to continue to participate in the federal financial aid programs under Title IV of the Higher Education Act ("HEA") through June 30, 2003. The Colleges of Food, however, are not certified to participate in Title IV Programs and students who attend the Colleges of Food do not receive federal financial aid funds.

    An institution is required to meet certain specified financial standards in order to participate in Title IV financial aid programs administered by the DOE. Failure of an institution to adhere to those standards may result in the DOE requiring that institution to post a letter or credit or other surety to ensure that the institution is able to fulfill its educational commitments to its students and pay required refunds upon withdrawal. The DOE could also place an institution on provisional certification and subject it to additional monitoring and reporting requirements.

    The Academy devotes significant time and effort in order to properly and satisfactorily administer the financial aid programs in accordance with applicable government regulations and responsibilities. The Academy has established an internal review committee charged with ongoing compliance reviews to identify problems, to take expeditious corrective action, and to implement any and all mandated changes in regulations affecting these programs on a timely basis. In addition, the Academy has developed job descriptions that the Academy believes comply with Federal Work Study ("FWS") employment at for-profit postsecondary institutions, has adopted internal written procedures to ensure compliance with the Title IV restrictions, and has established and maintained general ledger control accounts and related subsidiary accounts to assist in the accurate and timely reporting of information to the DOE and other interested parties.

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

    Any institution that has a cohort default rate of 25% or greater for three consecutive years will not be eligible to participate in certain Title IV student financial aid programs for approximately three years. The Academy's cohort default rates for the three most recent fiscal years for which such data is available are as follows:

FISCAL YEAR:                                            COHORT DEFAULT RATE:
-----------------------------------------------------  -----------------------
1995.................................................                13%
1996.................................................               9.3%
1997.................................................               8.6%

    Approximately 42% of educational program revenues during fiscal year 1999 were provided by federal and/or state government-sponsored financial aid programs, a substantial portion of which were derived from various student loan programs. Participating students make loan application to one of several federally-approved financial institutions. The ability of private financial institutions to originate loans to the Academy's students is critical to the Academy's business.

    Grants represent funds made available to eligible students by the government, which do not have to be repaid. The Academy is eligible to participate in federal PELL Grant and SEOG programs. Both are federal programs for undergraduates at post-secondary schools in the United States who have demonstrated sufficient financial need.

    All government-subsidized financial assistance programs for students are subject to political and budgetary considerations outside the control of the Academy. No assurance can be given that governmental programs currently providing financial assistance and subsidies to students attending the Academy's education programs will remain available at present levels. A reduction or curtailment of funding levels, or other unanticipated changes in federal assistance program participation requirements, would result in lower enrollments and adversely impact the Academy's business. (See "Risks Factors").

    The Academy has spent no money in the last two fiscal years on research and development activities. Additionally, costs and effects of the Academy's compliance with federal, state and local environmental laws have been negligible.

RISK FACTORS

    The following factors, and the other information contained herein, should be considered carefully in evaluating the Academy and its business.

DEFAULTS ON OBLIGATIONS; LACK OF ADEQUATE CAPITAL RESOURCES.

    The Academy is in default on its San Francisco City tax payments and on its obligations to various third parties, including those in connection with the New Orleans project and certain other business development initiatives. The amount necessary to cure the defaults is approximately $750,000 as of September 24, 1999. The Academy does not possess the funds necessary to cover such defaults. To raise funds, the Academy intends to sell its New Orleans real estate. The sale of the property is expected to result in cash proceeds of approximately $1.2 million, although there is no assurance that the property will be sold or what the proceeds will be. However without the sale of the New Orleans property, the Academy does not possess the additional funds necessary to cure all of its defaults. In addition, the Academy does not believe that its cash shortfall will be solved in the short term by cash flows from Operations and it currently does not have access to sufficient credit or other financing. In the event that the proposed merger with CECO is not completed in the near term, the Academy may require sufficient debt or equity financing to meet its obligations. There can be no assurance that such financing will be available and, if available, that the terms thereof will not be highly disadvantageous to current shareholders. If sufficient financing is not available, it is possible that the Academy would be required to seek protection from creditors under bankruptcy laws. In the event of bankruptcy, the Academy's assets will first be available to pay its debts and other contractual obligations. Holders of Common stock would only receive the assets remaining, if any, after payment of all such obligations.

RISK OF FAILURE TO COMPLETE PROPOSED MERGER.

    In August 1999, the Academy announced that it was in discussions with Career Education Corporation ("CECO") regarding a proposed merger in which CECO would pay $6.50 for each outstanding share of the Academy's Common Stock. The Academy further announced that it had entered into an agreement with CECO not to solicit or negotiate a business combination transaction with third parties during a period that has since been extended to October 1, 1999.

    The merger discussions were prompted by certain large shareholders of the Academy whose opposition to the Academy's planned private placement of convertibles debentures, the proceeds of which were to be used to develop a new campus in New Orleans, Louisiana. The Academy's financial condition has deteriorated since May 1999. In addition to the termination of the convertible debenture sale, the pending merger discussions resulted in the Academy's inability to complete a planned sale/ leaseback of the property it purchased to develop the New Orleans campus. The Academy's current financial condition is further discussed above under "Defaults on Obligations; Lack of Adequate Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    There can be no assurance that the Academy will be able to reach a definitive agreement with CECO concerning a merger or as to the terms of such a merger. Further, if a definitive agreement is reached there can be no assurance that the conditions to such merger will be satisfied. If the proposed merger is not completed, the Academy's current financial condition presents significant risks for investors in the Academy's common stock.

RECENT OPERATING RESULTS

    The Academy has reported a net loss of ($771,000) and ($869,000) for the fiscal years ended June 30, 1998 and 1999, respectively. There can be no assurance that the Academy will operate profitably in future periods. Future operating results will depend on numerous factors, including, among others, the Academy's ability to continue to meet the requirements for participation government student loan programs (see "Regulations" below) and, if applicable, its ability to successfully develop and operate any new schools or programs.

    Based on the financial condition of the school as of June 30, 1999, the Academy may not meet the financial responsibility requirements of the DOE. The DOE regulations require an institution like the Academy to achieve a minimum score based on ratios measuring its primary reserves, equity and net income. These regulations also require institutions to have sufficient cash reserves to make required refunds, to meet repayment obligations to the DOE, and to not be in violation of any loan agreement at the end of its fiscal year. Failure to meet these requirements may subject the Academy to additional monitoring by and reporting to the DOE, procedures affecting the disbursement of federal student financial assistance to its students, and possibly the posting of a letter of credit in favor of the DOE. If the Academy's financial condition were to fail to improve sufficiently in subsequent fiscal years, the Academy's participation in the Title IV student financial assistance programs could be jeopardized which would have a material adverse effect on the Academy.

REGULATIONS

    The Academy is subject to extensive regulations by state and federal governmental agencies and accrediting agencies. At the federal level, HEA and the regulations promulgated thereunder by the DOE set forth numerous standards that schools must satisfy in order to participate in the federal student financial aid programs under Title IV of the HEA ("Title IV Programs"). For the year ended June 30, 1999, the Academy derived approximately 42% of its revenue from Title IV Programs.

    Significant factors relating to Title IV Programs that could adversely affect the Academy include the following:

    - The 90/15 Rule of the Higher Education Act ("HEA"): this rule states that any institution that derives more than 90% of its revenue from Title IV Programs in one year will be ineligible to participate in Title IV the following year. In fiscal year 1999, 42% of Academy revenues were derived from Title IV Programs.

    - Default Rates: in order to remain eligible for Title IV participation an institution must not exceed a set limit on student loan default rates. If an institution exceeds a default rate of 25% for three consecutive years or 40% in one year, it will lose its eligibility to participate the following year. The Academy's current student loan default rate is 8.6%.

    - Financial Standard: The HEA prescribes specific standards of financial responsibility that a proprietary institution must satisfy in order to participate in Title IV Programs. The standards apply three different ratios: an equity ratio, a primary reserve ratio and a new income ratio, which are weighted and added together to produce a composite score. The ratio methodology of these standards takes into account an institution's total financial resources and determines a combined score of the measures of those resources along a common scale (from negative 1.0 to positive 3.0). It allows a relative strength in one measure to mitigate a relative weakness in another measure. If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4 it is in the "zone" and is subject to additional monitoring, but may continue to participate as a financially responsible institution, for up to three years. These regulations also require institutions to have sufficient cash reserves to make required refunds, to meet repayment obligations to the Department, and not to be in violation of any loan agreement at the end of its fiscal year.

    - Change of Control: The DOE, most accrediting commissions, and most state education authorities that regulate the Academy have laws, regulations, and/or standards pertaining to a change in ownership/change in control of educational institutions, but these regulations do not uniformly define what constitutes a change control. The DOE regulations do describe certain transactions that constitute a change in control, including the transfer of a controlling interest in voting stock or the filing of an S-K. Once an institution is deemed to have experienced a change of control, it immediately becomes ineligible to participate in Title IV Programs and must apply for readmission into the Title IV Programs; however, if an institution timely files a materially complete application, it may avoid a cut-off in the funds it derives from the Title IV Programs.

    The financial position of the Academy as of June 30, 1999, may result in the institution not achieving a composite score of less than 1.0 and meeting the DOE's financial responsibility standards. If the Academy fails to meet these standards it may be (i) required to post a letter or credit with the DOE, (ii) subjected to additional monitoring and reporting, (iii) subjected to procedures affecting the disbursement of federal financial assistance to its students, and
(iv) placed on provisional certification. Failure to improve its fiscal position in subsequent fiscal years could jeopardize the Academy's continued participation in the Title IV student financial assistance programs.

COMPETITION

    The Academy is one of the largest professional chef training schools in the United States, based on enrollment statistics in the 1999 SHAW GUIDE. However, the market for professional training of chefs is fragmented and regionally oriented. According to the American Culinary Federation Educational Institute, there are approximately 500 postsecondary culinary programs offered worldwide. These programs range from simple food programs offered by vocational training schools to fully accredited four-year programs.

    As of June 30, 1999, admissions statistics show that approximately 66% of the Academy's students reside in California. However, the Academy believes that it competes in the professional chef training market with, among others, two not-for-profit institutions: the Culinary Institute of America, whose main campus is in Hyde Park, New York, and Johnson & Wales University in Providence, Rhode Island, which has campuses in Maryland, Colorado and Florida. The Academy believes that both of these institutions have secured significant financial and equipment contributions to build new facilities and expand their classrooms. The Academy's business will be affected by its ability to compete effectively with the Culinary Institute of America and Johnson & Wales, as well as other competitors currently operating in, or which may subsequently enter, the professional chef training market.

    The Academy believes that competition in the professional chef training market is based primarily on the quality of an educational institution's faculty and educational services, the job placement of graduates and the quality of the academic facilities. The Academy believes that there is no assurance, that the Academy will be able to continue to compete favorably on these criteria.

RISKS ASSOCIATED WITH EXPANSION PLANS

    The Academy planned to develop a core campus similar in scope to its San Francisco facility in an approximately 153,000 square foot, building complex in New Orleans, Louisiana which was acquired in December 1998. Through June 30, 1999, the Academy spent approximately $1,036,000 for architectural and engineering services, permits, construction and other costs associated with the development of the campus. In June 1999, the project was placed on hold pending the outcome of discussions, initiated by three of Academy's shareholders who hold slightly more than 50% of the Academy's stock, with two publicly held companies which had previously expressed an interest in buying the Academy. If no sale takes place, the Academy intends, subject to the availablity of sufficient financing, to proceed with the development of the New Orleans campus and several other College of Food facilities in other major cities in the United States. The successful development of the planned facilities will also require careful management of various risks associated with such projects, including construction delay, cost estimation errors or overruns, equipment or materials delays or shortages and other factors, many of which are beyond the Academy's control. There can be no assurance that the Academy will not encounter unforeseen difficulties as it attempts to establish these new facilities.

    The Academy will need to accomplish a number of objectives in order to complete successfully the development of these new facilities including raising capital to cover the costs of architects, engineers, contractors and equipment, hiring competent staff and recruiting students.

    In addition, the establishment of these new facilities will result in substantial new fixed and operating expenses, including expenses associated with additional real estate, additional personnel, and depreciation. If the Academy is unable to attract a sufficient number of students to the facilities to offset these new expenses, operating results could be materially adversely affected in future periods.

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

PROPRIETARY RIGHTS

    The long-standing use by the Academy of the "California Culinary Academy" trade name gives rise to common law protections. In addition, various state and federal registrations protect some uses of the name and the logos in which the name has been used.

FACULTY AND EMPLOYEES

    The Academy employed 172 persons at September 10, 1999, of whom 27 were part-time. Those employees included the President/CEO, Chief Financial Officer, Chief Operating Officer, Vice President of Marketing, Vice President of Academic Affairs, 131 members of the administrative and operational staff and 36 chef instructors and adjunct faculty.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Academy leases approximately 74,000 square feet of space at 625 Polk Street in San Francisco, California, a historic building. Effective September 15, 1999, the monthly rental obligation is approximately $102,000, with a declining payment schedule over time. The Academy is also responsible for its pro rata share of all leasehold expenses, including insurance, taxes, utilities and maintenance, which were approximately $11,000 per month during fiscal year 1999. The lease term extends until March 31, 2013, with three five-year renewal options thereafter.

    Academic facilities at the main campus at 625 Polk Street consist of lecture classrooms and 14 kitchens for practical training, including four baking and pastry kitchens, a confiserie, two garde manger kitchens, a seafood butchery, a meat butchery, three professional production kitchens, a demonstration kitchen and a skill development lab. Table service classroom facilities include two full service, student-run public restaurants which seat more than 700 customers for lunch and dinner seven days a week. Other facilities include a retail shop for the sale of culinary art supplies and student-prepared food products from the garde manger, pastry shop, bakery and confiserie. The Academy also has a library and offices for administration, admissions, financial aid, educational services, faculty and consumer education.

    In February 1994, the Academy entered into a two-year lease that provided for four one year option periods for approximately 1,500 square feet at 700 Polk Street in San Francisco, which it uses for certain of its educational programs. Rental payments on this location are approximately $2,700 per month. The lease expired in February 1998 and the Academy is currently renting the space on a month- to- month basis.

    In July 1996, the Academy entered into a five-year lease for approximately 4,000 square feet in the city of Salinas, California for use as a culinary arts training center, the prototype College of Food. The monthly rent for the facility is the greater of approximately $3,900 or 8% of gross sales, plus a share of common area and exterior maintenance charges that approximate $1,000 per month.

    In August 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing. The monthly rental obligation is approximately $29,000. The Academy is also responsible for payment of its pro rata share of insurance and real property taxes, which were approximately $2,600 per month during fiscal year 1999. The lease term extends until August 31, 2012, with three five-year renewal options thereafter.

    In October 1997, the Academy purchased for approximately $1,900,000 an 80-room hotel in San Francisco, across the street from its main campus, which it intends to use for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. The base monthly rent under the lease is $450 per room. In addition, the Academy is responsible for payment of its pro rata share of insurance, real property taxes and maintenance, which is estimated to be $2,000 per month.

    On July 1, 1998, the Academy entered into a lease for a 5,000 square foot building in La Mesa, California for its second College of Food campus. The monthly rental obligation is approximately $4,000. The Academy is also responsible for payment of its pro rata share of insurance, real property taxes and common area maintenance. The Academy estimates such payments will be approximately $1,000 per month. The lease term extends until June 30, 2003 and the lease provides for three renewal options of five years each. The Academy has developed the building into a College of Food campus which has recently opened.

    In January 1999, the Academy entered into a lease for a 5,050 square foot space in a building complex in Garden Grove, California. The lease term extends until May 2010 and the lease provides for two extension options of five years each. The Academy plans to develop the space into a College of Food campus expected to be opened in June 1999. The monthly rental obligation is approximately $5,050. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance which is approximately $2,000 monthly.

    In December 1998, the Academy purchased a six- building, 153,000 square foot complex in New Orleans, Louisiana. Over the next two years, depending on the outcome of the potential merger with CECO, the Academy plans to develop the buildings into a core campus similar in size and scope to its San Francisco campus. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Proposed Sale of the Academy.") Any new core campus would be subject to the same risks and competitive pressures described herein. (See "Risk Factors--Risks Associated with Expansion Plans").

    The New Orleans complex is currently subject to a mortgage interest held by First Bank and Trust Company in the principal amount of $2,158,600 due December 30, 2003, and liens on the property held by Eskew Architects and Centex Landis Construction in the aggregate amount of $415,860.

    To provide funding for a portion of the approximately $18 million development budget for the campus, the Academy plans to sell the land and buildings and lease them back under a long term lease agreement. Management estimates that the annual lease payments for the New Orleans campus would be approximately $1,350,000. Through September, the Academy has incurred cost of approximately $1,036,00 in design, construction, carrying costs for the property and building permits.

    The Academy's management estimates that the combined capacity of the existing core campus in San Francisco is and the planned campus in New Orleans will be approximately 2,400 students. The capacity of the three existing and one planned College of Food campuses is 500 students.

INVESTMENT POLICIES.

    The Academy holds all of its cash in money market funds, and does not currently intend to invest in real estate or real estate interests, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. Any such investments would require the approval of the Academy's Board of Directors.

ITEM 3.  LEGAL PROCEEDINGS.

    The Academy is subject to routine claims and litigation arising out of the normal conduct of its business. While the outcomes cannot be predicted with certainty, the Academy believes that the resolution of such matters will not have a material effect on the Academy's financial condition or results of operations.

    The Academy has filed a lawsuit in the Federal District Court in San Francisco against Theodore G. Crocker, its former Chief Executive Officer and Chairman of the Board and current holder of greater than five percent of the common stock of the Academy, to rescind the sale of 112,000 shares of the Academy's Common Stock in connection with the exercise of certain options by Mr. Crocker and to collect damages on an unpaid promissory note in the principal amount of $465,192.20 plus interest owed by Mr. Crocker to the Academy in connection with the purchase of such shares. The Academy believes that the resolution of this litigation will not have a material effect on the Academy's financial condition or results of operations. On or about September 23, 1999, Mr. Crocker filed an answer to the Company's complaint, in which he denied liability and asserted various defenses to payment of the promissory note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Shareholders was held in two sessions. The originally scheduled meeting was held on June 28, 1999. At this meeting, the shareholders voted on the ratification of Deloitte & Touche LLP as the Academy's auditors and the proposed change in the Academy's By-laws to authorize a minimum of six and a maximum of nine directors. The June 28, 1999 meeting was adjourned and later reconvened on August 11, 1999 at which time the proposal for a private placement of convertible notes was voted on. No vote was taken on the proposed slate of directors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the two sessions of the Annual Meeting of Stockholders were as follows:

                                                                                             BROKER
MATTER                                    FOR        WITHHELD      AGAINST     ABSTAIN      NON-VOTES
-------------------------------------  ----------  -------------  ----------  ---------  ---------------
Election of Directors:...............      (Vote Not Taken)                          --            --
Private Placement of Convertible
  Notes:.............................     258,937           --     1,450,258      2,120            --
Amendment to By-Laws:................   1,385,258           --            --         --            --
Ratification of independent
  auditors:..........................     960,836           --        74,200    350,222            --

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Academy's Common Stock is traded in the NASDAQ National Market under the symbol "COOK." The following table set forth the high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market for the periods indicated.

                                                                             HIGH        LOW
                                                                           ---------  ---------
FISCAL YEAR ENDED JUNE 30, 1998:
Quarter Ended September 30, 1997.........................................  $   8.125  $   7.750
Quarter Ended December 31, 1997..........................................  $   8.000  $   7.500
Quarter Ended March 31, 1998.............................................  $  10.000  $   7.750
Quarter Ended June 30, 1998..............................................  $   8.250  $   7.000

FISCAL YEAR ENDED JUNE 30, 1999:
Quarter Ended September 30, 1998.........................................  $   8.000  $   6.750
Quarter Ended December 31, 1998..........................................  $   8.500  $   7.500
Quarter Ended March 31, 1999.............................................  $   8.500  $   6.875
Quarter Ended June 30, 1999..............................................  $   7.625  $   5.625

    As of August 31, 1999, there were approximately 72 recorded holders of the Academy's Common Stock.

    The Academy has never paid cash dividends on its Common Stock. At present, the Academy intends to retain any earnings for use in its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Beginning September 30, 1996, the Academy was required to pay, and did pay, quarterly dividends on its outstanding Series A Preferred Stock at the annual rate of $.4125 per share. An aggregate of $21,688 in cash dividends was paid during the fiscal year ended June 30, 1998. Pursuant to the terms of the Series A Preferred Stock Agreement, the Academy converted the outstanding preferred stock to Common Stock in February 1998.

    During the past three years, the Academy has not sold any securities without registering such securities under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the financial statements and notes thereto located on pages 20 through 32.

    The Academy's revenues are derived primarily from culinary arts education as well as restaurant, retail and media operations. Culinary arts education primarily consists of the AOS Degree and B&P Certificate programs, the College of Food Basic Professional Culinary Skills Program, and weekend professional skills program offerings. The AOS Degree program enrolls students on a two-week cycle. The program can accommodate up to 25 students per class. The 30-week B&P Certificate program enrolls classes on a four week cycle, typically ranging in size from 15 to 25 students, with five classes enrolled as of June 30, 1999. The College of Food programs commenced October 14, 1996 at the Academy's prototype facility in Salinas, California. A second College of Food campus was opened on the campus of San Diego State University in San Diego, California in February 1998. The San Diego State University facility was closed and a new larger campus was opened in La Mesa in San Diego County in December 1998. In July 1999 a College of Food facility was opened in San Francisco within a block of the core campus. As of September 10, 1999, approximately 232 students were enrolled in the Basic Professional Culinary Skills program at the College of Food's three locations. The Colleges of Food enroll students every three to four weeks. As of September 10, 1999, the Academy has 102 students enrolled in various weekend professional programs.

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

    The Academy believes that manageable growth is achievable through the addition of strategically located core campuses, such as its main campus in San Francisco, as well as extension campuses, such as the College of Food locations in Salinas and San Diego, California. While management believes that this strategy will enable it to significantly increase revenues by providing additional educational and training resources for the food industry, there can be no assurance that management will be able to successfully implement such a strategy.

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

RESULTS OF OPERATIONS

    The Academy incurred a net loss of $869,000, or ($0.23) per share for the fiscal year ended June 30, 1999 ("Fiscal 1999"), compared to a loss of $771,000, or $0.22 per share, for the fiscal year ended June 30, 1998 ("Fiscal 1998").

    Total revenues increased $931,000, or 5.6%, from $16,732,000 in Fiscal 1998 to $17,974,000 in Fiscal 1999. Total revenues increased $1,393,000, or 9.1%, from $15,339,000 for the fiscal year ended June 30, 1997 ("Fiscal 1997") to $16,732,000 in 1998. Revenues from culinary arts education increased $1,041,000, or 7.8%, from $13,449,000 in 1998 to $14,490,000 in 1999. Revenues from culinary arts education increased $767,000, or 6.1%, from $12,682,000 in 1997 to $13,449,000 in 1998.

    Total student count in the AOS Degree, B&P Certificate and College of Food programs increased by 31 students, or 4.0%, to 807 students as of June 30, 1999 from 776 students as of June 30, 1998. The increase is primarily attributable to the introduction of the College of Food programs.

    Student Housing revenue increased by $227,000 or 72.8% from $312,000 in the fiscal year ended June 30, 1998 to $539,000 in the fiscal year ended June 30, 1999. The increase was due to increased occupancy. Fiscal 1998 was the first year that the Academy provided housing services.

    Restaurant, retail, media and other sales decreased to $2,945,000, or 16.4% of total revenues, in Fiscal 1999, compared to $2,971,000, or 17.8% of total revenues, in Fiscal 1998. Restaurant, retail, media and other sales increased by $314,000 or by 11.8% from 1997 to $2,971,000 or 17.8% of total revenues in
Fiscal 1998.

    Operating expenses were $15,539,000, or 86.5% of total revenues in Fiscal 1999 compared to $14,063,000 or 84.0% of total revenues in Fiscal 1998. The increase was primarily attributable to the write off of the expenses of the private placement that was voted down by the shareholders, pre-opening costs related to the New Orleans project, opening of the College of Food campus in La Mesa, California, the opening of a second student housing building in San Francisco, year end charges to the allowance for doubtful accounts due to the large increase in College of Food receivables and the increase in Sales and Marketing related expenses in the fourth quarter resulting from a reorganization of these two areas of the Academy. Operating expenses were $14,063,000 or 84.0% of revenues for the fiscal year ended June 30, 1998, compared to $11,875,000 or 77.4% of revenues in 1997.

    Food and beverage expenses were $1,989,000, or 11.1% of total revenues, in Fiscal 1999, compared to $1,810,000, or 10.8% of total revenues, in Fiscal 1998. The increase was primarily attributable to an increase in food and beverage costs. Food and beverage costs were $1,810,000 or 10.8% of revenues for the fiscal year ended June 30, 1998 compared to $1,744,000 or 11.4% of revenues in 1997.

    In Fiscal 1999, interest income, net of interest expense, was $134,000, or 0.8% of total revenues, compared to interest income, net of interest expense, of $13,000, or 0.1% of total revenues, in 1998. The increase in net interest income was primarily attributable to an increase in cash balances during the first half of the fiscal year. In Fiscal 1998, interest income, net of interest expense, was $13,000 or 0.1% of revenues, compared to interest income, net of expense, of $52,000 or 0.3% of revenues in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Academy has financed its long-term growth through the issuance of debt and equity securities in both private and public transactions, borrowings from related parties, lease and debt financing obligations, and cash flow provided by operations.

    As of June 30, 1999, the Academy's principal source of liquidity included cash and cash equivalents of $854,000 and net accounts receivable of $3,487,000. As of June 30, 1999, the Academy had negative working capital of $3,134,000. Net cash provided by operating activities was $800,000 and $695,000 in 1999 and 1998, respectively.

    The primary reasons for the decrease in cash balances was the purchase of and development costs for the New Orleans property, tenant improvement costs for the La Mesa College of Food campus, increases in accounts receivable due to the increased enrollment at the two College of Food locations, increased sales and marketing expenses due to a reorganization of the these areas of the Academy and a reduction in the AOS degree program census of approximately 125 students in the fourth quarter due to a change in the length of the program from 18 to 16 months in the first half of the fiscal year 1998. During two months of the fourth quarter of fiscal year 1999, two AOS class groups were graduating while one class was starting.

    The Academy is in default on its San Francisco City tax payments and on its obligations to various third parties, including those in connection with the New Orleans project and certain other business development initiatives. The amount necessary to cure the defaults is approximately $750,000 as of September 24, 1999. The Academy does not possess the funds necessary to cover such defaults. To raise funds, the Academy intends to sell its New Orleans real estate. The sale of the property is expected to result in cash proceeds of approximately $1.2 million, although there is no assurance that the property will be sold or what the proceeds will be. However, without the sale of the New Orleans property, the Academy does not possess the additional funds necessary to cure all of its defaults. In addition, the Academy does not believe that its cash shortfall will be solved in the short term by cash flows from Operations and it currently does not have access to sufficient credit or other financing. In the event that the proposed merger with CECO is not completed in the near term, the Academy may require sufficient debt or equity financing to meet its obligations. There can be no assurance that such financing will be available and, if available, that the terms thereof will not be highly disadvantageous to current shareholders. If sufficient financing is not available, it is possible that the Academy would be required to seek protection from creditors under bankruptcy laws. In the event of bankruptcy, the Academy's assets will first be available to pay its debts and other contractual obligations. Holders of Common stock would only receive the assets remaining, if any, after payment of all such obligations.

PRIVATE PLACEMENT

    On April 28, 1999, the Academy entered into an agreement to sell $7 million aggregate principal amount of its 10% convertible notes due 2005 and warrants to acquire 250,000 shares of its common stock, through a private offering to institutional buyers. The gross proceeds to the Academy, prior to the exercise of the warrants, would have been $7 million.

    The offering was expected to close in June 1999, subject to satisfaction of customary conditions, including shareholder approval. The Academy intended to use the net proceeds from the offering together with approximately $10 million in proceeds from a sale and leaseback of the New Orleans property, which was contingent on the funding of the private placement, to pay for the leasehold improvements and equipment for the New Orleans and various College of Food campuses.

    The private placement was disapproved by the shareholders of the Academy on August 11, 1999. If the proposed purchase of the Academy by Career Education Corporation does not take place, the Academy plans to proceed with another private placement transaction to fund its strategic plan.

YEAR 2000 CONSIDERATIONS

    The Academy has a number of computer and software systems that are critical to the efficient and timely processing of information and business transactions. Most of the Academy's suppliers are also dependent on computerized systems to process information. The Academy has determined that most of its computerized systems are year 2000 compliant and that the few systems that are not compliant can be brought into compliance by the year 2000. The systems that are currently non-compliant would not pose a significant problem to the Academy in either cost or disruption of services if they cannot be made compatible.

    With the exception of utility companies' who supply electricity, gas, water and telephone service to the Academy's facilities, the Academy estimates that the year 2000 compliance issue will have minimal effect on its ability to obtain the products and services required by the Academy. The Academy is unable to assess the year 2000 issue as it relates to its suppliers of utility services. Disruption of utilities of any kind could have a major but undeterminable effect on the Academy's business and profits. Management believes that a disruption in utilities, and the impact such a disruption would have on its operations, would be similar in degree and magnitude for the Academy as it would be for its competitors. There is no assurance, however, that unforeseen year 2000 problems will not occur that will have a significant negative effect on the Academy's revenues and profits.

ITEM 7.  FINANCIAL STATEMENTS.

    The balance sheets of the Academy as of June 30, 1999 and 1998, the related statements of operations, stockholders' equity and cash flows for the years then ended, and notes to the financial statements are located on pages 20 through 32.

                                                                                                 FORM 10-KSB PAGE
                                                                                                 -----------------
Independent Auditors' Report...................................................................         20
Balance Sheets as of June 30, 1999 and 1998....................................................         21
Statements of Operations for the years ended June 30, 1999 and 1998............................         22
Statements of Shareholders' Equity for the years Ended June 30, 1999 and 1998..................         23
Statements of Cash Flows for the years ended June 30, 1999 and 1998............................         24
Notes to Financial Statements..................................................................      25 to 32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
California Culinary Academy, Inc.

We have audited the accompanying balance sheet of California Culinary Academy, Inc. (a California corporation) as of June 30, 1999 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of California Culinary Academy, Inc. as of June 30, 1998, were audited by other auditors whose report dated September 24, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of California Culinary Academy, Inc. as of June 30, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

ROONEY, IDA, NOLT and AHERN
Certified Public Accountants

Walnut Creek, California
September 21, 1999

                       CALIFORNIA CULINARY ACADEMY, INC.

                                 BALANCE SHEET

                             JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                 1999       1998
                                                                                               ---------  ---------
                                                      ASSETS
Current Assets
  Cash and cash equivalents..................................................................        854      2,533
  Accounts receivable, net of allowance of $325 and $419.....................................      3,487      3,660
  Inventories................................................................................        233        227
  Prepaid expense and other assets...........................................................        400        191
  Deferred tax asset.........................................................................          0        188
                                                                                               ---------  ---------
  Total Current Assets.......................................................................      4,974      6,799
                                                                                               ---------  ---------
Property and equipment, net..................................................................      9,186      4,830
Intangible assets, net.......................................................................        165        290
Other assets.................................................................................        982        357
                                                                                               ---------  ---------
Total Assets.................................................................................     15,307     12,276
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes and lease contracts...............................................      1,000         75
  Accounts payable...........................................................................      1,822        593
  Accrued liabilities........................................................................        684        790
  Deferred revenue...........................................................................      4,017      4,260
  Student prepayments........................................................................        585        477
                                                                                               ---------  ---------
  Total Current Liabilities..................................................................      8,108      6,195
                                                                                               ---------  ---------
Notes payable................................................................................      2,124          0
Capital lease obligations....................................................................          0         97
                                                                                               ---------  ---------
  Total Liabilities..........................................................................     10,232      6,292
                                                                                               ---------  ---------
Commitments and Contingencies
Stockholders' Equity:
Common stock, no par value 20,000,000 shares authorized; 1999: 3,815,431 and 1998: 3,795,350
  issued and outstanding.....................................................................     11,355     11,351
Note receivable from stockholder.............................................................       (533)      (489)
Deficit......................................................................................     (5,747)    (4,878)
                                                                                               ---------  ---------
  Total Stockholders' Equity.................................................................      5,075      5,984
                                                                                               ---------  ---------
Total Liabilities and Stockholders' Equity...................................................     15,307     12,276
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                       CALIFORNIA CULINARY ACADEMY, INC.

                                INCOME STATEMENT

                       YEARS ENDED JUNE 30, 1999 AND 1998
              (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                                 1999       1998
                                                                                               ---------  ---------
Revenues:
  Culinary arts education....................................................................     14,490     13,449
  Restaurants and catering...................................................................      2,671      2,726
  Student housing............................................................................        539        312
  Retail, media and other....................................................................        274        245
                                                                                               ---------  ---------
    Total Revenues...........................................................................     17,974     16,732
Cost of Sales
  Food and beverage..........................................................................      1,989      1,810
  Program supplies...........................................................................        997        926
  Scholarships and grants....................................................................        133        226
  Merchandise and other......................................................................        314        491
                                                                                               ---------  ---------
                                                                                                   3,433      3,453
                                                                                               ---------  ---------
  Gross Margin...............................................................................     14,541     13,279

Operating expenses
  Occupancy..................................................................................      2,455      2,027
  Repairs and maintenance....................................................................        505        477
  Telephone, security and other..............................................................        483        433
  Depreciation and amortization..............................................................      1,216      1,130
  Compensation and benefits..................................................................      7,277      6,742
  Outside services...........................................................................        653        827
  Advertising and promotion..................................................................        790        777
  Legal and other............................................................................      1,375      1,519
  Provision for doubtful accounts............................................................        319        131
                                                                                               ---------  ---------
                                                                                                  15,073     14,063
Other income and (expenses)
  Preopening costs--New Orleans..............................................................       (218)         0
  Abandoned costs of financing...............................................................       (248)         0
  Interest income............................................................................        134         13
                                                                                               ---------  ---------
Income (loss) before provision for income taxes..............................................       (864)      (771)
Income tax provision.........................................................................          5          0
                                                                                               ---------  ---------
Net income (loss)............................................................................       (869)      (771)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Net income (loss) per share:
  Basic......................................................................................      (0.23)     (0.22)
  Diluted....................................................................................      (0.23)     (0.22)

   The accompanying notes are an integral part of these financial statements.

                       CALIFORNIA CULINARY ACADEMY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                        NOTE
                                                             PREFERRED STOCK       COMMON STOCK      RECEIVABLE
                                                            -----------------   ------------------      FROM
                                                             SHARES   AMOUNTS    SHARES    AMOUNTS   STOCKHOLDER   DEFICIT   TOTAL
                                                            --------  -------   ---------  -------   -----------   -------   -----
Balances as of June 30, 1997..............................   254,500    953     3,393,900   9,649                   (4,085)  6,517

Exercise of stock options.................................                        140,650     749       (489)                  260
Preferred stock dividend declared.........................                                                             (22)    (22)
Issuance of preferred stock,
  Series A................................................     6,300
Conversion of preferred stock to
  common stock............................................  (260,800)  (953)      260,800     953
Net income (loss).........................................                                                            (771)   (771)
                                                            --------  -------   ---------  -------       ---       -------   -----
  Balances as of June 30, 1998............................                      3,795,350  11,351       (489)       (4,878)  5,984

Common stock issued to consummate conversion of preferred
  stock...................................................                         19,081
Interest on note..........................................                                               (44)                  (44)
Exercise of stock options.................................                          1,000       4                                4
Net income (loss).........................................                                                            (869)   (869)
                                                            --------  -------   ---------  -------       ---       -------   -----
  Balances as of June 30, 1999............................                      3,815,431  11,355       (533)       (5,747)  5,075
                                                            --------  -------   ---------  -------       ---       -------   -----
                                                            --------  -------   ---------  -------       ---       -------   -----

   The accompanying notes are an integral part of these financial statements.

                       CALIFORNIA CULINARY ACADEMY, INC.

                            STATEMENT OF CASH FLOWS

                       YEARS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                   1999       1998
                                                                                                 ---------  ---------
Cash Flows From Operating Activities
  Net income (loss)............................................................................       (869)      (771)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
    Depreciation and amortization..............................................................      1,207      1,127
    Tax provision..............................................................................          5          0
    (Gain) on disposal of property.............................................................          0       (197)
    Deferred rent..............................................................................       (135)       157
  Changes in assets and liabilities:
    Accounts receivable........................................................................        173       (813)
    Prepaid expenses and other assets..........................................................       (455)      (148)
    Inventories................................................................................         (6)       114
    Accounts payable...........................................................................      1,229        (87)
    Accrued and other liabilities..............................................................       (106)       265
    Deferred revenues..........................................................................       (243)     1,048
                                                                                                 ---------  ---------
  Net cash provided by operating activities....................................................        800        695

Cash Flows From Investing Activities
  Proceeds from sale of property and equipment.................................................        336      2,148
  Additions to trademarks......................................................................        (12)         0
  Acquisition of property and equipment........................................................     (5,758)    (2,813)
                                                                                                 ---------  ---------
  Net cash used by investing activities........................................................     (5,434)      (665)

Cash Flows From Financing Activities
  Proceeds from exercise of stock options and warrant..........................................          4          0
  Proceeds from loan agreements................................................................      3,125          0
  Principal payments on term loan agreements...................................................        (31)       (43)
  Principal payments on capital lease obligations..............................................       (143)       260
  Payment of preferred stock dividends.........................................................          0        (22)
                                                                                                 ---------  ---------
  Net cash provided by financing activities....................................................      2,955        195
                                                                                                 ---------  ---------

    Net increase (decrease) in cash and cash equivalents.......................................     (1,679)       225
    Cash and cash equivalents, beginning of period.............................................      2,533      2,308
                                                                                                 ---------  ---------
    Cash and cash equivalents, end of period...................................................        854      2,533
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 1  THE COMPANY

    The California Culinary Academy, Inc. (The "Academy") was founded in 1977 to operate a professional school for chef training, emphasizing the fundamental techniques of modern classical cooking and baking. The operations of the Academy include an Associate of Occupational Studies ("AOS") Degree Program in Culinary Arts, a Certificate Program in Baking and Pastry Arts, weekend and short-course professional and vocational cooking classes, and two public restaurants and a retail shop located in San Francisco. The Academy is accredited by the Accrediting Commission of Career Schools and Colleges of Technology of the Career College Association and the American Culinary Federation Educational Institute's Accrediting Commission.

    The Academy conducts its major programs in San Francisco and offers certain of its subsidiary programs in schools located in Salinas and San Diego. During the year ended June 30, 1999, the Academy also acquired and improved a property in New Orleans with a view to presenting a full schedule of culinary programs and courses in that city.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Academy considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market and for the most part comprise food and beverages. Cost is determined using the first-in, first-out
(FIFO) method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the remaining term of the lease or the useful life of the improvements, whichever is shorter.

    Property and equipment comprise the following (dollars in thousands):

YEARS ENDED JUNE 30,                                          1999       1998
----------------------------------------------------------  ---------  ---------
Land......................................................  $   1,359  $     -0-
Kitchen equipment.........................................      1,926      1,859
Furniture, fixtures and equipment.........................      4,507      4,158
Construction-in-progress..................................      3,057         17
Leasehold improvements....................................      5,269      4,658
                                                            ---------  ---------
                                                            $  16,118  $  10,692
Less accumulated depreciation.............................     (6,932)    (5,862)
                                                            ---------  ---------
                                                            $   9,186  $   4,830
                                                            ---------  ---------
                                                            ---------  ---------

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Intangible assets are stated at cost and consist primarily of the excess of the purchase price over net tangible assets acquired in the original purchase of the Academy. Intangible assets comprise the following (dollars in thousands):

YEARS ENDED JUNE 30,                                          1999       1998
----------------------------------------------------------  ---------  ---------
Favorable lease rights....................................  $   1,476  $   1,476
Goodwill..................................................        249        249
Other.....................................................         17          5
                                                            ---------  ---------
                                                            $   1,742  $   1,730
Less accumulated amortization.............................     (1,577)    (1,440)
                                                            ---------  ---------
                                                            $     165  $     290
                                                            ---------  ---------
                                                            ---------  ---------

    Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives used in computing amortization are: favorable lease rights--15 years, goodwill--20 years and other--one year.

REVENUE RECOGNITION

    Education revenues primarily comprise fees for the A.O.S. Degree Program in Culinary Arts, a 16-month program, and the 30-week Certificate Program in Baking and Pastry Arts. Tuition is initially recorded at the commencement of each semester or term as deferred revenue and is recognized as earned income over the course of the programs progressively as students complete the credit hours required for graduation. Revenue on restaurant, retail and media sales is recognized at the time services are performed or goods are sold.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

    In 1998, the Academy adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options were exercised. EPS for all periods presented have been stated to reflect the adoption of SFAS 128. For the years ended June 30, 1998 and 1999, stock options were not included in the diluted EPS share calculation because their effect would have been antidilutive.

    Set forth below are the losses, dividends and outstanding shares used in computing the basic and diluted EPS for the years ended June 30, 1999 and 1998. Since the conversion of all preferred stock to

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common was consummated by the beginning of the 1999 fiscal year, the convertible preferred stock no longer affects this computation.

1999 net income (loss)..........................................  $(869,000)
  Dividends on preferred stock..................................        -0-
                                                                  ---------
  Net income (loss) available to common stockholders............  $(869,000)
                                                                  ---------
                                                                  ---------
  Number of shares..............................................  3,815,431
                                                                  ---------
                                                                  ---------
  Earnings (loss) per share, both basic and diluted.............  $   (0.23)

1998 net income (loss)..........................................  $(771,000)
  Dividends on preferred stock..................................    (22,000)
                                                                  ---------
  Net income (loss) available to common stockholders............  $(793,000)
                                                                  ---------
                                                                  ---------
  Number of shares (weighted average)...........................  3,660,207
                                                                  ---------
                                                                  ---------
  Earnings (loss) per share, both basic and diluted.............  $   (0.22)

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Academy to concentrations of credit risk consist of cash, short-term cash investments such as money market investments, and accounts receivable. The Academy invests substantially all of its excess cash funds in money market accounts through high-quality financial institutions and grants credit to its students. The Academy believes that the credit risks associated with money market investments are minimal due to the high quality of the financial institutions through which investments are made. To reduce credit risk relating to student accounts receivable, the Academy performs regular evaluations of its students' financial condition and assists qualified students in obtaining student financial aid.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    The Academy paid interest during the years ended June 30, 1999 and 1998 of $4 and $96 (dollars in thousands), respectively. Income taxes paid during these two years amounted to $32 in 1999 and $1 in 1998.

    Non-cash investing and financing activities included the following: The Academy received a promissory note of approximately $489,000 from one of its stockholders, in exchange for the exercise of stock options, for the year ended June 30, 1998. On February 4, 1998, the closing price of the common stock equaled or exceeded $8.00 for 20 consecutive trading days. Pursuant to the automatic conversion provisions of the Series A preferred stock, 23,580 shares of Series A preferred stock, representing all the remaining Series A preferred stock outstanding, were automatically converted to 23,580 shares of common stock.

IMPACT OF NEW ACCOUNTING STANDARDS

    In 1998, the Academy adopted Statement of Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This Statement requires that all items recognized under the accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income has not differed from net income for the Academy for its fiscal years ended June 30, 1999 and 1998.

STOCK-BASED COMPENSATION

    The Academy accounted for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. During the year ended June 30, 1999, the practice of making stock-based awards was discontinued by the Academy.

NOTE 3  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and payable and loans are stated at reasonable estimates of their fair values.

    Rates currently available to the Academy for debt carrying similar terms are used to estimate the fair value of its debt.

NOTE 4  RELATED-PARTY TRANSACTIONS

    Under a month-to-month consulting agreement with a principal stockholder and chairman of the Board of Directors, fees were paid for investor relations and other services in the amount of $72,000 for the year ended June 30, 1998 and $54,000 during the year ended June 30, 1999. This agreement was terminated during fiscal 1999.

    In December 1997, the Chairman of the Board of Directors exercised stock options under the Company's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31, 1998. Interest has been accrued on this note, which is now delinquent, in the amount of $68,000 through June 30, 1999.

NOTE 5  CAPITAL LEASE OBLIGATIONS

    The Academy leases computers, photocopiers and other equipment under various capital and operating lease agreements. Certain lease agreements include purchase options and renewal provisions exercisable at the discretion of the Academy.

    During the year ended June 30, 1999, capital lease obligations were substantially reduced leaving balances at the fiscal year end totaling $29,000, all of which were current.

NOTE 6  BANK AND OTHER CURRENT DEBT

    The Academy entered into a business loan agreement with a bank in May 1999, subsequently amended August 31, 1999, for a loan of $500,000 carrying interest at the Bank's reference rate plus 1%.

    This loan is secured by the Academy's accounts receivable, chattel paper, contract rights and general intangibles. The loan is repayable in installments beginning in September 1999, with the full principal balance due on January 1, 2000.

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 6  BANK AND OTHER CURRENT DEBT (CONTINUED)
    The security agreement contains certain covenants with which the Academy must comply.

    In June, 1999 the Academy contracted with TFC Credit Corporation to obtain an advance of $250,000 against notes serviced by TFC covering tuition receivable from students attending the Salinas and San Diego culinary colleges. The Academy has agreed to repay this advance in full no later than January 31, 2000.

NOTE 7  LONG-TERM DEBT

    In conjunction with acquiring real property for a new culinary academy in New Orleans, the Academy entered into business loan agreements with a bank and executed promissory notes, secured by the New Orleans property and an assignment of leases and rents, due December 28, 1999 and December 30, 2003, as follows:

                                                    MONTHLY PAYMENTS
                                                OF PRINCIPAL AND INTEREST
                                               ---------------------------
                     PRINCIPAL     INITIAL                   COMMENCEMENT     DUE DATE
DATE OF NOTE          AMOUNT    INTEREST RATE  AMOUNT            DATE        OF BALANCE
-------------------  ---------  -------------  -------      --------------   ----------
12/28/1998.........  $ 166,400         8.75%   (Interest only until due)       12/28/99
12/28/1998.........    943,100         8.75%   $ 9,496          1/30/2000    12/30/2003
12/28/1998.........  1,215,500         8.75%    12,238          1/30/2000    12/30/2003

    The balances outstanding on these loans at June 30, 1999 included the full principal amounts, aggregating $2,325,000.

    The five-year maturities of principal payable on the long-term notes after June 30, 1999 are as follows:

YEAR ENDING JUNE 30,                                                AMOUNT
----------------------------------------------------------------  ----------
2000............................................................  $   35,364
2001............................................................      75,384
2002............................................................      82,353
2003............................................................      89,969
2004............................................................   1,875,530
Thereafter......................................................           0
                                                                  ----------
Total...........................................................  $2,158,600
                                                                  ----------
                                                                  ----------

NOTE 8  STOCK OPTION PLANS

    Plans still in effect at June 30, 1999 include the 1992 Stock Option Plan, the 1997 Directors' Non-Qualified Stock Option Plan and the 1998 Stock Option Plan.

    The 1992 plan allocated approximately 384,000 shares for grants and the 1998 plan provides for a maximum of 300,000 shares which may be optioned and sold under this plan. The 1992 plan requires that the exercise price not be less than fair market value at the grant date in the case of incentive stock options and not less than 85% of fair market value for nonstatutory options.

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 8  STOCK OPTION PLANS (CONTINUED)
    Under the 1998 plan, the option price may not be less than 100% of fair market value at the date of grant. These options generally expire within 10 years and will vest on a schedule determined by the Academy's Board of Directors.

    Under the 1997 Directors' plan, all options to a maximum of $240,000 had been granted as of September 1, 1998 at fair market value. These options vested immediately and expire after 10 years.

    Transactions affecting the continuity of the options outstanding under all these plans may be summarized as follows:

                                                                 OUTSTANDING
                                                                   OPTIONS        PRICE RANGE
                                                              -----------------  --------------
                                                               (IN THOUSANDS)
Balance, June 30, 1997......................................            802      $4.18 to $8.00
Options granted.............................................              5               $7.50
Options exercised...........................................           (141)     $4.18 to $7.75
Options canceled............................................           (120)     $4.18 to $7.75
                                                                        ---

Balance, June 30, 1998......................................            546      $4.18 to $8.00
Options granted.............................................            141      $7.25 to $9.19
Options exercised...........................................             (1)              $4.18
Options canceled............................................            (78)     $4.18 to $7.75
                                                                        ---

Balance, June 30, 1999......................................            608      $4.18 to $9.19
                                                                        ---
                                                                        ---
Exercisable options as of June 30, 1999.....................            510      $4.18 to $9.19
                                                                        ---
                                                                        ---

    Outstanding and exercisable options at June 30, 1999 included the following:

                                   AVERAGE                                   AVERAGE
                    OUTSTANDING   REMAINING      AVERAGE     EXERCISABLE    EXERCISE
 EXERCISE PRICES      OPTIONS       LIFE      OPTION PRICE     OPTIONS        PRICE
------------------  -----------  -----------  -------------  -----------  -------------
 $4.18 and $5.56        49,630    3.76 years    $    4.46        49,630     $    4.46
  $6.25 to $6.70       289,700         8.13          6.51       289,700          6.51
  $7.00 to $7.75       207,250         5.32          7.29       109,582          7.32
  $8.00 to $9.19        61,500         1.05          8.02        61,500          8.02
                    -----------                              -----------
  $4.18 to $9.19       608,080                                  510,412
                    -----------                              -----------
                    -----------                              -----------

    As discussed in Note 2, the Academy accounted for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

NOTE 9  PREFERRED STOCK

    Convertible preferred stock issued by the Academy in August, 1996 was converted subsequently into common stock, with a final conversion taking place at the close of the 1998 fiscal year. 19,081 of the common shares issued as a result of this conversion were not booked by the Academy until July, 1998.

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 10  INCOME TAXES:

    The Academy's provision for income taxes comprised the following amounts for the years ended June 30, 1999 and 1998:

                                                                     JUNE 30,
                                                               --------------------
                                                                 1999       1998
                                                               ---------  ---------
Current......................................................  $     -0-  $     -0-
Deferred.....................................................      5,000        -0-
                                                               ---------  ---------
Totals.......................................................  $   5,000  $     -0-
                                                               ---------  ---------
                                                               ---------  ---------

    Deferred tax assets and liabilities result from differences in the timing controlling recognition of certain income and expense items for income tax and financial accounting purposes. Components of the net deferred tax asset include the following deferred tax assets and liabilities:

                                                                 (IN THOUSANDS OF
                                                                     DOLLARS)
                                                                       JUNE
                                                               --------------------
                                                                 1999       1998
                                                               ---------  ---------
Tax effect of deferred tax assets (liabilities):
  Accrued vacation...........................................  $      88  $      54
  Allowance for doubtful accounts............................        162        180
  Depreciation and amortization..............................       (116)      (142)
  Net operating loss carryforward............................      1,331        940
  Other......................................................       (260)      (204)
  Valuation allowance........................................       (887)      (505)
                                                               ---------  ---------
    Net deferred tax asset...................................  $     318  $     323
                                                               ---------  ---------
                                                               ---------  ---------

    At June 30, 1999, the Academy had federal and California net operating loss carryforwards of approximately $3,564,000 and $1,227,000, respectively. The federal loss carryforwards will expire from years 2005 to 2018. California loss carryforwards will expire from 2001 to 2004.

    The valuation allowance reduces the tax benefit of net future deductions to an amount of income tax benefit estimated to be realizable within the foreseeable future.

NOTE 11  401(k) RETIREMENT PLAN

    Employees become eligible to participate in a defined 401(k) plan as soon as they are hired. The plan permits employee contributions and discretionary employer matching contributions. The plan was amended January 1, 1997 to allow the Academy to make matching contributions in the form of its common stock.

    The Academy's contributions to this plan for the years ended June 30, 1999 and 1998 were approximately $108,000 and $166,000, respectively.

NOTE 12  COMMITMENTS

    In September 1994, the Academy had agreed with a supplier of cutlery to purchase $1,650,000 in hardware including, knives, tools and other items, over an unlimited term. In return, the supplier

                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE 12  COMMITMENTS (Continued)
underwrote a portion of the production costs of the television cooking presentations: "Cooking at the Academy".

    By June 30, 1999, this purchase commitment had been satisfied in an amount of approximately $820,000.

    The Academy has rental commitments under leases of real properties in San Francisco, Salinas, Garden Grove and San Diego. Future minimum payments under long-term operating leases were as follows for the five years ending after June 30, 1999:

YEAR ENDING JUNE 30,                                             AMOUNT
------------------------------------------------------------  ------------
2000........................................................  $  2,223,876
2001........................................................     1,850,736
2002........................................................     1,846,866
2003........................................................     1,804,296
2004........................................................     1,747,296

    Rent expense for the years ended June 30, 1999 and 1998 was $1,993,000 and $1,590,000, respectively.

NOTE 13  CONTINGENCIES

STUDENT FINANCIAL ASSISTANCE

    The Academy derives approximately 42% of its education program revenues from students participating in students' financial assistance programs administered by the Department of Education (DOE) and the State of California.

    To continue taking part in Title IV funding administered by the DOE, The Academy is subject to periodic audit by the DOE to determine the Academy's compliance with funding requirements. While management believes the institution is in compliance, adverse findings by the DOE are possible. The financial consequences of such adverse findings cannot be determined at this time.

LITIGATION

    The Academy is involved in several matters which may require litigation or legal settlement. Its counsel's opinion is that open matters at June 30, 1999 are unlikely to result in any material loss to the Academy.

PROPOSED SALE OF REAL PROPERTY

    It is the intent of the Academy's management to sell its real property in New Orleans within the next fiscal period. It is possible, depending upon the real estate market in New Orleans at the time, that such a sale will result in substantial loss to the Academy.

POSSIBLE UNCERTAINTIES

    The year 2000 Computer Problem creates risk for the Academy from unforeseen problems in its own computer systems and from third parties with whom the Academy deals on financial transactions. Such failures of the Academy's or third parties' computer systems could have a material impact on the Academy's ability to conduct its business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information required by this Item is incorporated herein by reference to the Academy's Current Report of Form 8-K, filed on August 8, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The executive officers and directors of the Academy as of September 10, 1999 are as follows:

NAME                                         AGE                               POSITIONS
------------------------------------------  ------  ---------------------------------------------------------------
David J. Berger...........................     40   Director
Ralph Brennan(1)..........................     47   Director
James D. Cockman(1)(2)....................     66   Director
Bert P. Cutino(2).........................     59   Director
William G. De Mar.........................     52   Director
Keith H. Keogh(2).........................     47   Director and Chief Executive Officer--Acting Chairman
Paul H. Prudhomme.........................     57   Director
Leenie Ruben..............................     57   Director
David Warnock.............................     41   Director
Jerald Chesser............................     49   Vice President--Academic Affairs
Laura Rivera..............................     37   Vice President--Marketing
Thomas A. Spanier.........................     53   Vice President--Development and Chief Operating Officer
Charles E. White..........................     57   Vice President and Chief Financial Officer

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    The bylaws of the Academy provide for a board of between six and nine members. The board is currently fixed at nine members. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the Academy's directors and executive officers.

    Mr. Berger was appointed to the Board of Directors in June 1999. Since 1995, he was a member of the law firm of Wilson Sonsini Goodrich & Rosati, a Professional Corporation, where he specializes in mergers and acquisitions. He is 40 years old.

    Mr. Brennan was nominated to the Board of Directors in May 1998. A member of the Brennan restaurant family in New Orleans, he is the co-owner of Mr. B's Bistro and owner of Bacco and Ralph Brennan's Red Fish Grill in New Orleans' French Quarter. He is 47 years old.

    Mr. Cockman has served as a member of the Board of Directors since January 1997. He currently serves as the Chairman and Chief Executive Officer of American Culinary Equipment, Inc., Greenville, South Carolina, a manufacturer and marketer of professional stainless steel kitchen equipment to the foodservice industry. Mr. Cockman serves on the boards of Ryans Family Steak House, Greenville, South Carolina and Clayton Homes, Inc., Knoxville, Tennessee. He is 66 years old.

    Mr. Cutino was nominated to the Board of Directors in May 1998. From October 1968 to the present, Cutino has been Executive Chef/Owner of the Sardine Factory Restaurant in Monterey,

California. Mr. Cutino has served as a member of the Board of Advisors to the California Culinary Academy from 1994-1998. He is 59 years old.

    Mr. De Mar was appointed to the Board of Directors in July 1999. Mr. De Mar is a former Chief Operating Officer, and Corporate Secretary, and was a member of the Board of Directors of the Academy from 1987 to 1997. Over the past five years, he has been involved with Antelope Development, LLC and Avis Car Rental. Mr. De Mar is 51 years old.

    Mr. Keogh joined the Academy as Executive Vice President and Chief Operating Officer in June 1995. In April 1996, he was appointed as President and Chief Operating Officer of the Academy, and in May, 1998, he was appointed as Chief Executive Officer of the Academy and joined the Board of Directors. Concurrently, he resigned his position as Chief Operating Officer. From 1971 until joining the Academy, Mr. Keogh had been employed at Walt Disney World, Orlando, Florida, and held various positions, including Executive Chef, Research and Development--Theme Parks. Mr. Keogh was the Manager of the Culinary Team USA (the US Culinary Olympic Team) from 1988 to 1996 and past president of the World Association of Cooks Societies and the American Culinary Federation. He is 46 years old.

    Chef Prudhomme has served as a member of the Board of Directors since June 1997. For more than five years, Chef Paul Prudhomme has been the proprietor of the K-Paul's Louisiana Kitchen, located in the French Quarter of New Orleans, Louisiana. Chef Prudhomme also has developed and, for more than five years, has been distributing a line of natural herbs and spices, "Chef Prudhomme's Magic Seasoning Blends." Chef Prudhomme is also the author of several cookbooks. He is 57 years old.

    Ms. Rubin was nominated to the Board of Directors in May 1998. In 1982, she founded Marketing Spectrum, a marketing and research firm. As President of Marketing Spectrum, she has conducted business with an extensive range of clients in the food service industry, including such major brand name companies as Kraft, General Mills and Olive Garden. He is 57 years old.

    Mr. Warnock was appointed to the Board of Directors in June 1999. Mr. Warnock is a founding partner of Cahill, Warnock & Company LLC, which is the general partner of Strategic Associates, L.P., and is a general partner of Cahill, Warnock Strategic Partners Fund, L.P, the purchasers in the proposed transaction described beginning on page 9 of this Proxy Statement. Prior to founding Cahill, Warnock & Company, Mr. Warnock was employed from 1983 to 1995 at T. Rowe Price Associates, Inc. He was founder and President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, private equity partnerships with committed capital of over $72 million. He also served as an Executive Vice President of the T. Rowe Price New Horizons Fund. He is on the board of directors of several portfolio companies including Environmental Safeguards, Inc., Concord Career Colleges, Touchstone Applied Science, and Childrens Comprehensive Services, and of several charitable organizations. David received a BA from the University of Delaware, an MS (in finance) from the University of Wisconsin and is a CFA. Mr. Warnock was elected to the Board of Directors in May 1999. Mr. Warnock is 41 years old.

    Mr. Chesser joined the Academy in July 1999 as Vice President of Academic Affairs. Prior to joining the Academy, Dr. Chesser was Dean/Professor at the Chef John Folse Culinary Institute at Nicholls State University in Louisiana. Dr. Chesser has a Bachelors and Masters in History from Oklahoma State University and his Ed.D In Educational Leadership from the University of Central Florida and is a certified Executive Chef and Culinary Educator. He is 49 years old.

    Ms. Rivera joined the Academy in March 1999 as Vice President of Marketing. From July 1994 to July 1998, Ms. Rivera was Director of Marketing and Publicity of the Feature Animation Division of The Disney Academy. Ms. Rivera holds a B.A. and a Masters degree from University of Wisconsin and an M.B.A in Marketing from Harvard Business School. She is 37 years old.

    Mr. Spanier joined the Academy in May 1998 as Vice President-Development and Chief Operating Officer. From February 1998 to May 1998, he consulted with the Academy as interim CFO. From August 1994 until May 1998, he was an independent business consultant, providing interim management services as well as consulting services to a range of high technology and marketing companies. From April 1993 to August 1994, Mr. Spanier was Executive Vice President and Chief Operations Officer of the Academy. Mr. Spanier holds a B.S. degree in Business (Managerial Economics) from the University of California, Berkeley and an M.B.A. from Harvard Business School. He is 53 years old.

    Mr. White joined the Academy in May 1998 as Vice President and Chief Financial Officer. Mr. White has provided consulting and turn-around management services to a range of companies in the restaurant, real estate development and hospitality industries. From 1996 until 1998, he was Chief Operating Officer of Stars Restaurants. From June 1993 to June 1995, he was General Manager and Chief Executive Officer of Lummi Casino, and since 1986, he has been President and Chief Executive Officer of Pea Soup Andersen's. Mr. White is a CPA and Certified Hotel Administrator. He holds a BS degree in Accounting from San Diego State University, an MBA from Southland University and a LLB degree from La Salle Extension University. He is 57 years old.

    During the fiscal year ended June 30, 1999, the Board of Directors held sixteen meetings. No member of the Board attended fewer than 75% of the meetings in the last fiscal year.

COMMITTEES OF THE BOARD

    The Academy's Board of Directors has established a Compensation Committee and an Audit Committee. Each Committee has at least two outside directors. The Compensation Committee establishes salaries, incentives and other forms of compensation for directors, officers and other employees of the Academy. The Audit Committee oversees actions taken by the Academy's independent auditors and reviews the Academy's internal financial controls. The Compensation and Audit Committees each held one meeting during the fiscal year ended June 30, 1999. A Venture Committee was formed in July of 1999 to explore potential merger opportunities. The Board has delegated certain advisory authority to each committee, but the decision making and management responsibilities of the Academy remain with the full Board. No committee member attended fewer than 75% of the meetings of the committees of which he was a member in the last fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Academy's executive officers and directors are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings of the Academy's Common Stock. Based on an examination of these reports and on written representations provided to the Academy, all such reports required to be filed for the fiscal year ended June 30, 1999 have been timely filed.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    As permitted by the General Corporation Law of California (the "Corporations Code"), the Academy's Articles of Incorporation eliminate, to the fullest extent permitted under California law, the personal liability of a director to the Academy for monetary damages in an action brought by or in the right of the Academy for breach of a director's duties to the Academy and its shareholders. Under current California law, liability is not eliminated for (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believed to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders; (vi) contracts or other transactions between corporations and directors putting interrelated directors in violation of
Section 310 of the Corporations Code, and (vii) distributions, loans or guarantees made in violation of Section 316 of the Corporations Code. In addition, the Academy's Articles of Incorporation and bylaws provide for indemnification, to the fullest extent permitted under the Corporations Code, of directors, officers and agents of the Academy and persons who serve at the request of the Academy as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

    The Academy has also entered into indemnification agreements with its directors and executive officers, as permitted under the bylaws. The indemnification agreements provide that the directors and executive officers will be indemnified to the fullest extent permitted by applicable law against all expenses (including attorneys' fees), judgements, fines and amounts reasonably paid or incurred by them for settlement in any threatened, pending or completed action, suit or proceeding, including any derivative actions, on account of their services as a director or executive officer of the Academy or of any subsidiary of the Academy or of any other company or enterprise in which they are serving at the request of the Academy. No indemnification will be provided under the indemnification agreements, however, to any director or executive officer in certain limited circumstances, including on account of knowingly fraudulent, deliberately dishonest or willful misconduct. To the extent the provisions of the indemnification agreements exceed the indemnification permitted by applicable law, such provisions may be unenforceable or may be limited to the extent they are found by a court of competent jurisdiction to be contrary to public policy. In addition, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933, as amended, is against public policy and, therefore, unenforceable. Accordingly, these indemnification provisions may not limit the liability of directors and executive officers under such act.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth certain information regarding compensation paid by the Academy for services rendered during each of the Academy's last two completed fiscal years for the Academy's Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                        COMPENSATION       ALL OTHER
                                                                            SALARY         AWARDS        COMPENSATION
NAME AND PRINCIPAL POSITION                                       YEAR       ($$)      OPTIONS/SAR'S #       ($$)
--------------------------------------------------------------  ---------  ---------  -----------------  -------------
Keith H. Keogh................................................       1999    195,000                          6,585(1)
President and Chief Executive Officer                                1998    195,000                         10,522(2)

Thomas A. Spanier.............................................       1999    150,000                            865(3)
Vice President Development & COO                                     1998     17,308                            865(3)

Charles E. White..............................................       1999    150,000
Vice President & CFO                                                 1998     17,885

------------------------

(1) Includes $772 in payments on life insurance policies and $5,863 in employer contributions to the 401(k) Plan.

(2) Includes $772 in payment on life insurance policies and $9,238 in employer contributions to the 401(k) Plan.

(3) Employers contribution to 401(k) Plan.

    Directors who are employees of the Academy are not separately compensated for their services as directors or as members of committees of the Board of Directors. For the period July 1, 1998 to May 6, 1999 of fiscal year 1999, directors who were not employees of the Academy and who resided in Northern California received $750 per month as a monthly retainer for serving on the Board. For the same period, directors who were not employees of the Academy and who resided outside of Northern California received $1,000 per month as an annual retainer for serving on the Board. On May 7, 1999, the Board of Directors changed the non-employee Board member and committee member compensation from May 7, 1999, all non-employee Board members received $1,000 per month as a monthly retainer, plus $500 for each Board meeting attended in person and $250 for each telephonic Board and committee meeting attended and reimbursement of reasonable travel expenses that are directly related to the Board service.

    Other than the 401(k) Plan described below, the Academy has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

STOCK OPTIONS

    The Academy's 1992 Stock Option Plan ("1992 Plan"), 1998 Stock Option Plan ("1998 Plan"), 1997 Directors Non-Qualified Stock Option Plan ("Directors Plan") (collectively, the "Option Plans") permit the granting of incentive stock options ("ISO's"), or non-qualified stock options ("NSO's") at the discretion of the Board or a committee designated by the Board to administer the Plan (the "Administrator"). Subject to the terms of the Option Plans, the Administrator determines the terms and conditions of options granted under the Option Plans, including the exercise price and option term. The Option Plans provide that the Administrator must establish an exercise price for ISO's that is not less than the fair market value per share at the date of grant. The exercise price of NSO's may not be less than 85% of the fair market value per share on the date of grant. Each ISO must expire within ten years of the date of grant. However, if ISO's are granted to persons owning more than 10% of the voting stock of the Academy, the Option Plans provide that the exercise price must be not less than 110% of the fair market value per share at the date of grant and that the term of the option may not exceed five years. No ISO may be granted to an employee who when aggregated with all other ISO's granted to such employee by the Academy or any parent, subsidiary or affiliate (as defined by the Option Plans) would result in the vesting of shares having an aggregate fair market value (determined for each share as of the date of grant of the ISO covering such share) in excess of $100,000 in any calendar year. No such limit applies to the grant of NSO's.

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

    The 1998 Plan was approved by a vote of the shareholders at the annual shareholders meeting in July 1998. Under the 1998 Plan, 300,000 Options are authorized for issuance. Unless sooner terminated by the Board of Directors, the 1998 Plan terminates in July 2008. The 1998 Plan replaced the 1997 Stock Option Plan, which was adopted by the Board in June 1997, but was never implemented or submitted to a shareholder vote.

    The Directors Plan was ratified by a vote of the shareholders at the annual shareholders meeting in July 1998. Under the Directors Plan, 240,000 options are authorized. As of September 1, 1998, all the authorized options had been granted.

    In the event of a merger in which the Academy is not the surviving corporation or upon the sale of substantially all of the assets of the Academy, all outstanding options under each of the Academy's Plans shall, notwithstanding any contrary terms of the grant, accelerate and become exercisable in full prior to the consummation of such merger at such times and on such conditions as the Administrator shall determine, unless the successor corporation assumes the outstanding options or substitutes substantially equivalent options. Shares subject to options granted under each of the Plans that have lapsed or terminated are returned to the Plan.

    The following table sets forth information regarding the grant of stock options during the fiscal year ended June 30, 1999 by the executive officers named in the Summary Compensation Table:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            NUMBER OF
                                           SECURITIES
                                           UNDERLYING      % OF TOTAL OPTIONS/SARS
                                          OPTIONS/SARS     GRANTED TO EMPLOYEES IN    EXERCISE OR BASE
NAME                                       GRANTED(#)            FISCAL YEAR             PRICE($/SH)     EXPIRATION DATE
----------------------------------------  -------------  ---------------------------  -----------------  ---------------
Thomas A. Spanier.......................       50,000                    37%              $    7.25          June, 2004
Charles E. White........................       50,000                    37%              $    7.25          June, 2004

    The following table sets forth information regarding exercises of stock options during the fiscal year ended June 30, 1999 by the executive officers named in the Summary Compensation Table:

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                               SHARES                           NUMBER OF UNEXERCISED             VALUE OF IN-THE-MONEY
                              ACQUIRED                              OPTIONS/SAR'S                     OPTIONS/SAR'S
                                 ON             VALUE             AT FISCAL YEAR END                AT FISCAL YEAR END
NAME                          EXERCISE        REALIZED        EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
-------------------------  ---------------  -------------  --------------------------------  --------------------------------
Keith H. Keogh...........             0       $       0        60,000                0               $0(1)              0
                                                              120,000                0           $6,000(2)              0

------------------------

(1) Calculated as the difference between the fair market value of the Common Stock at June 30, 1999 of $6.750 and the option exercise price of $8.00 per share.

(2) Calculated as the difference between the fair market value of the Common Stock at June 30, 1999 of $6.750 and the option exercise price of $6.70 per share.

401(k) RETIREMENT PLAN

    The Academy maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees become eligible to participate in the 401(k) Plan after six months of continuous full time employment, assuming other eligibility requirements are also satisfied. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. The account balance will reflect annual allocations, the period of time an employee participates in the 401(k) Plan and the success of the 401(k) Plan in investing and reinvesting the assets of the trust fund. A participant's vested benefit is distributed upon death, disability or termination of employment, however, terminated employees may elect to keep vested benefits in the plan if such vested benefits are greater than an amount stipulated in the Plan. The Plan is not insured by the Pension Benefit Guaranty Corporation.

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

ITEM 11.  SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of September 10, 1999, with respect to the beneficial ownership of Common Stock by each shareholder owning 5% or more of the Academy's Common Stock, by each director, the Named Executive Officers, and by all executive officers and directors as a group.

    ITEM 11 Security Ownership of Certain Benefical Ownership Management.

                          SHARES BENEFICIALLY OWNED(1)

DIRECTORS AND 5% SHAREHOLDERS               NUMBER          PERCENT
----------------------------------------  ----------        -------
Theodore G. Crocker ....................   1,457,861(2)(3)    38.2%
  625 Polk Street
  San Francisco, CA 94102

James D. Cockman .......................      40,500(4)        1.1
  625 Polk Street
  San Francisco, CA 94102

Paul H. Prudhomme ......................      40,000(5)        1.0
  625 Polk Street
  San Francisco, CA 94102

Keith Keogh ............................     187,590(6)        4.9%
  625 Polk Street
  San Francisco, CA 94102

Bert Cutino ............................         500             *
  625 Polk Street
  San Francisco, CA 94102

William De Mar .........................   1,457,861(7)(8)    38.2
  625 Polk Street
  San Francisco, CA 94102

Charles E. White .......................        1500             *
  625 Polk Street
  San Francisco, CA 94102

Thomas Spanier .........................         200             *
  625 Polk Street
  San Francisco, CA 94102

DIRECTORS AND 5% SHAREHOLDERS               NUMBER          PERCENT
----------------------------------------  ----------        -------
Ralph Brennan ..........................       1,000             *
  625 Polk Street
  San Francisco, CA 94102

All Executive Officers and Directors as    1,729,151          45.3%
  a Group (12 persons)..................

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

(2) Includes 190,935 shares of common stock owned by William De Mar, with whom Mr. Crocker has formed a group for the purpose of acquiring, holding, or disposing of securities of the Academy.

(3) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(6) Includes 180,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(7) Includes 1,266,926 shares of common stock owned by Theodore Crocker, with whom Mr. De Mar has formed a group for the purpose of acquiring, holding, or disposing of securities of the Academy.

(8) Includes 40,000 shares of common stock issuable upon exercise of currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In July 1992, and from time to time prior to August 1, 1991, Mr. Crocker, along with Robert J. Marani and William G. DeMar, then members of the Board of Directors, and all principal shareholders, made unsecured loans to the Academy. These loans were evidenced by promissory notes and subsequently repaid. The loans carried interest at then prevailing interest rates and called for warrants to be issued that entitled the holders thereof to purchase an aggregate of 82 shares of the Academy's then Series A Preferred Stock. Warrants issued in conjunction with these loans were converted, concurrently with the completion of the Initial Public Offering in July 1993, into warrants to purchase 97,990 shares of Common Stock at an exercise price of $4.18 per share. During 1994, the original expiration date of the warrants was extended for an additional two years to August 31, 1996. On August 31, 1996, such warrants were exercised.

    In January 1995, the Academy entered into a month-to-month consulting agreement whereby Mr. Crocker provided investor relations and other strategic services in return for a fixed monthly payment for office rent and costs. The agreement provided for fees not to exceed $6,000 per month. The Academy paid $72,000 in fees in both the years ended June 30, 1998 and 1997 to Mr. Crocker. The agreement was terminated in February 1999. Mr. Crocker was paid fees of $54,000 in the fiscal year ended June 30, 1999.

    In January 1996, the Academy entered into an agreement with Bailey & Company Inc. to serve as the selling agents for the placement of up to $5,000,000 in Convertible Subordinated Notes ("Notes"). Bruce Bailey, the Chairman and President of Bailey & Company, Inc. was a member of the Academy's

Board of Directors. The agent was entitled to receive a commission of 7% of the gross proceeds of the sale, a non-accountable expense allowance of 3% and warrants to purchase 10% of the number of shares sold in the offering. In April 1996, the Academy issued $1,4000,000 of Notes and the selling agent received the warrants and $189,000 in commissions and fees.

    During the year ended June 30, 1998, the Academy paid Grover T. Wickersham, P.C. approximately $28,000 for legal services and approximately $39,000 in additional billing for services rendered by Grover T. Wickersham, P.C. during the fiscal year ended June 30, 1998 will be paid in fiscal year 1999. Grover T. Wickersham, the principal member of such firm, was a member of the Academy's Board of Directors.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

 SEQUENTIAL
   EXHIBIT
   NUMBER
-------------
      3.2(1)   Bylaws, as currently in effect

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

     10.2(1)   Form of Indemnification Agreement with Directors and Officers of the Registrant and Schedule of
               Indemnities

     10.5(1)   U.S. Department of Education Program Letter of Agreement dated March 1993

     10.6(1)   Form of Enrollment Agreement

     10.18(5)  Consulting Agreement between Registrant and Theodore G. Crocker dated January 1, 1994

     10.21(5)  Agreement between Registrant and Trident Trading Company, Inc. (Wusthof/Trident) dated August 5,
               1994

     10.25(7)  Lease Agreement between Registrant and Toshiba America Information Systems, Inc. dated November
               2, 1995

     10.25(8)  Amended Financing Agreement between Registrant and Wells Fargo Bank dated February 1, 1996

     10.26(8)  Agreement between Registrant and Simon & Schuster, Inc. dated February 22, 1996

     10.29(10) Lease for premises at Natividad Plaza, Salinas, CA

     10.30(10) Agreement between Registrant and Noel-Levitz, Inc. dated July 1, 1996 [Employment Agreements?]

     10.33     Executive Employment Agreement between Registrant and Keith H. Keogh, Dated May 31, 1995

     10.34     Executive Employment Agreement between Registrant and Jerald W. Chesser dated July 1, 1999 with addendum dated June 1, 1999

     10.35     Executive Employment Agreement between Registrant and Laura Rivera dated March 15, 1999 with addendum dated June 1, 1999

     10.36     Executive Employment Agreement between Registrant and Thomas Spanier dated May 1, 1998 with addendum dated June 1, 1999

     10.37     Executive Employment Agreement between Registrant and Charles E. White dated May 1, 1998 with addendum dated June 1, 1999

     21.0      Academy has no Subsidiaries

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

 (7) Previously filed as an exhibit to Form 10-QSB for the quarter ended December 31, 1995

 (8) Previously filed as an exhibit to Form 10-QSB for the quarter ended March 31, 1996

 (9) Previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996

 (10) Previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996

(b) Reports on Form 8-K.

    The Academy filed reports on Form 8-K on April 30, 1999, June 11, 1999 and August 8, 1999 in fiscal year ended June 30, 1999, the contents of which are incorporated herein by reference.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized;

Dated: September 28, 1999       CALIFORNIA CULINARY ACADEMY, INC.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ KEITH KEOGH
------------------------------  Chief Executive Officer     September 28, 1999
         Keith Keogh              and Director

     /s/ CHARLES E. WHITE
------------------------------  Chief Financial Officer     September 28, 1999
       Charles E. White

     /s/ DAVID J. BERGER
------------------------------  Director                    September 28, 1999
       David J. Berger

      /s/ RALPH BRENNAN
------------------------------  Director                    September 28, 1999
        Ralph Brennan

     /s/ JAMES D. COCKMAN
------------------------------  Director                    September 28, 1999
       James D. Cockman

       /s/ BERT CUTINO
------------------------------  Director                    September 28, 1999
         Bert Cutino

    /s/ WILLIAM G. DE MAR
------------------------------  Director                    September 28, 1999
      William G. De Mar

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ PAUL H. PRUDHOMME
------------------------------  Director                    September 28, 1999
      Paul H. Prudhomme

       /s/ LEENIE RUBEN
------------------------------  Director                    September 28, 1999
         Leenie Ruben

      /s/ DAVID WARNOCK
------------------------------  Director                    September 28, 1999
        David Warnock