Form 10QSB
period 1999-09-30
CALIFORNIA CULINARY ACADEMY INC
filed 1999-11-15
CIK 858915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(Mark One)

/X/   QUARTERLY REPORT PURSUANT SECTION 13 OR 15 OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

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

                            ------------------------

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's Common Stock as of September 30, 1999, was 3,815,431.

    Transitional Small Business Disclosure Format.  Yes / /   No /X/.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CALIFORNIA CULINARY ACADEMY, INC.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                            SEPTEMBER 30,   JUNE 30,   SEPTEMBER 30,
                                                                1999          1999         1998
                                                            -------------   --------   -------------
ASSETS
Current Assets:
  Cash and Cash Equivalents...............................     $   690      $   854       $ 1,893
  Accounts Receivable, net................................       4,668        3,487         4,601
  Inventories.............................................         243          233           297
  Other current assets....................................         317          400           810
                                                               -------      -------       -------
      Total Current Assets................................     $ 5,918      $ 4,974       $ 7,601
Property and Equipment, net...............................     $ 9,136      $ 9,186       $ 4,818
Other assets..............................................       1,242        1,147           656
                                                               -------      -------       -------
      TOTAL ASSETS........................................     $16,296      $15,307       $13,075
                                                               =======      =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................     $ 1,995      $ 1,822       $   431
  Accrued liabilities.....................................         620          684           840
  Bank & term loans current...............................         924        1,000            --
  Deferred revenue........................................       5,221        4,017         4,702
  Student prepayments.....................................         585          585           477
  Other Current Liabilities...............................          --           --           121
                                                               -------      -------       -------
      Total Current Liabilities...........................     $ 9,345      $ 8,108       $ 6,571
Long-Term Liabilities:
  Bank & term loans.......................................     $ 2,124      $ 2,124            --
  Capital lease obligations...............................          --           --            92
                                                               -------      -------       -------
      TOTAL LIABILITIES...................................     $11,469      $10,232       $ 6,663

Shareholders Equity:
  Common stock............................................     $11,355      $11,355       $11,351
  Note receivable from shareholder........................        (544)        (533)         (500)
  Accumulated deficit.....................................      (5,984)      (5,747)       (4,439)
                                                               -------      -------       -------
      Total Shareholders' Equity..........................     $ 4,827      $ 5,075       $ 6,412
                                                               -------      -------       -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........     $16,296       15,307       $13,075
                                                               =======      =======       =======

                  See notes to condensed financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (unaudited)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Revenues:
  Culinary arts education...................................  $   3,791   $   3,974
  Restaurants & catering....................................        572         502
  Housing fees..............................................        181         153
  Retail & other............................................         83          24
                                                              ---------   ---------
      Total Revenues........................................      4,627       4,653

Cost of sales...............................................        884         785
                                                              ---------   ---------
Gross Margin................................................      3,743       3,868

Operating expenses
  Occupancy.................................................        690         552
  Depreciation & amortization...............................        326         269
  Compensation & Benefits...................................      1,906       1,818
  Outside services..........................................        188         110
  Advertising & Promotion...................................        164         149
  Legal & other.............................................        697         543
                                                              ---------   ---------
                                                                  3,971       3,441
                                                              ---------   ---------
Operating income (loss).....................................       (228)        427
  Interest income (expense).................................         (9)         42
                                                              ---------   ---------
Income (loss) before taxes..................................       (237)        469
  Income tax provision......................................                     30
                                                              ---------   ---------
Net Income..................................................  $    (237)  $     439
                                                              =========   =========
Net Income (loss) per share:
  Basic.....................................................  $   (0.06)  $    0.12
                                                              =========   =========
  Diluted...................................................  $   (0.06)  $    0.11
                                                              =========   =========
Weighted average common shares Outstanding..................  3,815,431   3,814,431
                                                              =========   =========

                  See notes to condensed financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                       (DOLLARS IN THOUSANDS, UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  (237)    $  439
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and Amortization...........................      326        269
    Tax provision (Benefit).................................       --         30
    Provision for losses on accounts receivables............       30        (30)
    Deferred rent...........................................      (36)        41
  Changes in assets and liabilities
    Accounts receivable.....................................   (1,167)      (941)
    Inventories.............................................      (10)       (70)
    Prepaid expenses and other assets.......................       83       (771)
    Notes Payable...........................................      (11)       (11)
    Other assets............................................      (95)        --
    Accounts payable and accrued liabilities................       95       (645)
    Deferred revenue........................................    1,204        919
                                                              -------     ------
      Net cash provided by (used in) operating activities...      182       (770)
                                                              -------     ------
Cash flows from investing activities:
  Acquisition of property and equipment.....................     (270)       135
                                                              -------     ------
      Net cash used in investing activities.................     (270)       135
Cash flow from financing activities:
  Principal payments on current liabilities.................      (76)        --
  Principal payments on capital lease obligations...........       --         (5)
                                                              -------     ------
      Net cash provided by financing activities.............      (76)        (5)
                                                              -------     ------
Decrease in cash and equivalents............................     (164)      (640)
Cash and equivalents, beginning of period...................      854      2,533
                                                              -------     ------
Cash and equivalents, end of period.........................  $   690     $1,893
                                                              =======     ======

                  See notes to condensed financial statements

                       CALIFORNIA CULINARY ACADEMY, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1999 and 1998, the interim results of operations for the three month periods ended September 30, 1999 and 1998, and cash flows for the three month periods ended September 30, 1999 and 1998. The balance sheet at June 30, 1999, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

    Accounting policies followed by the Academy are described in Note 1 to the audited financial statements for the fiscal year ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the interim condensed financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements, including notes thereto for the year ended June 30, 1999.

    The results of operations for the three month period presented herein are not necessarily indicative of the results to be expected for the full year.

    Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 LEASE AGREEMENTS

    In May 1997, the Academy renegotiated its lease for its core campus in San Francisco. The lease term extends through March 2013 and the lease provides for three extension options of five years each. In September 1999, the Academy executed its options for an additional approximately 8,000 square feet of space. Under the lease agreement, the Academy is obligated to occupy an additional approximately 4,000 square feet of space when it becomes available. The Academy currently occupies approximately 73,000 square feet (92% of the building). The monthly rental obligation is approximately $101,000. The Academy is also responsible for its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $16,000 monthly.

    In August 1997, the Academy entered into a master lease of a 68-room hotel in San Francisco, approximately one block from the main campus, to provide student housing. The lease term extends until August 31, 2012 and the lease provides for three extension options of five years each. The monthly rental obligation is approximately $29,000. The Academy is also responsible for payment of its pro-rata share of insurance and real property taxes, which is approximately $1,500 monthly.

    In October 1997, the Academy purchased for approximately $1,900,000, an 80-room hotel in San Francisco, across the street from its main campus, which it uses for student housing. In June 1998, the Academy sold the hotel for $2,220,000 and entered into a lease for the property. Under the terms of the lease, the landlord agreed to renovate and deliver at least sixty rooms to the Academy over an eighteen-month period, which began September 1, 1998. As of April 30, 1999, the landlord had delivered all 80 rooms to the Academy. The base monthly rental obligation is approximately $36,000. In addition, the Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $5,000 monthly.

    In July 1998, the Academy entered into a lease for a 5,000 square foot building in La Mesa, California. The lease term extends until June 30, 2003, and the lease provides for three extension options of five years each. The Academy developed the building into a College of Food campus, which was opened in December 1998. The monthly rental obligation is approximately $4,000. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $1,000 monthly.

                       CALIFORNIA CULINARY ACADEMY, INC.

NOTE 2 LEASE AGREEMENTS (CONTINUED)

    In January 1999, the Academy entered into a lease for a 5,050 square foot space in a building complex in Garden Grove, California. The lease term extends until May 2010, and the lease provides for two extension options of five years each. The Academy plans to develop the space into a College of Food campus, expected to be opened in the summer of 2000. The monthly rental obligation is approximately $5,050. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $2,500 monthly.

    In December 1998, the Academy purchased a six building, 153,000 square foot complex in New Orleans, Louisiana., which was to have been developed into a second regional campus. Plans for the campus have been suspended and the Company eventually intends to sell the property. (See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Proposed Sale of the Academy.")

    The New Orleans complex is currently subject to a mortgage interest held by First Bank and Trust Company in the principal amount of $2,158,600, due
December 30, 2003, and liens on the property held by Eskew Architects and Centex Landis Construction in the aggregate amount of $195,000.

    To provide funding for a portion of the approximately $18 million development budget for the campus, the Academy plans to sell the land and buildings and lease them back under a long-term lease agreement. Management estimates the annual lease payments for the New Orleans campus would be approximately $1,350,000. Through September, the Academy has incurred cost of approximately $1,250,000 in design, construction and carrying costs for the property and building permits.

    The Academy's management estimates that the capacity of the existing core campus in San Francisco is approximately 1,200 students. The capacity of the Salinas and La Mesa College of Food campuses is 150 students each and the capacity of the San Francisco College of Food facility is 50 students.

NOTE 3 RELATED PARTY TRANSACTIONS

    In December 1997, the then Chairman of the Board of Directors exercised stock options under the Academy's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31, 1998. Accrued interest on this note was approximately $79,000 as of September 30, 1999. Payment on this promissory note is currently delinquent and the Academy has filed a lawsuit for the collection of the outstanding balance of approximately $544,000.

NOTE 4 OTHER

    On April 28, 1999, the Academy entered into an agreement to sell $7 million aggregate principal amount of its 10% Convertible Notes due 2005 and warrants to acquire 250,000 shares of its common stock through a private offering to institutional buyers. On August 11, 1999, a majority of the shareholders voted against the transaction. The Academy terminated the agreement on August 12, 1999.

NOTE 5 SUBSEQUENT EVENT

    On August 2, 1999, the Academy announced that it had entered into a non-binding letter of intent to be acquired by Career Education Corporation ("CECO") for a price of $6.50 per share. Since that time, CECO has conducted a review of the Academy's business and had made a revised proposal that would involve an acquisition of the Academy for $5.25 per share in cash. Such proposal is under review by the Board of Directors of the Academy. The Academy has not at this time entered into a definitive agreement with CECO. There can be no assurance that the two companies will reach an agreement with respect to an acquisition, or, if such an agreement is reached, that the negotiated price will not differ materially from the price that has been proposed by CECO.

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

    The sixteen-month AOS Degree program enrolls students on a two-week cycle. This program can accommodate up to 25 students per class, with 558 students enrolled as of September 30, 1999. By comparison, 556 students were enrolled as of September 30, 1998.

    The Academy leases two properties in San Francisco, which provide housing for students enrolled in the AOS Degree and B&P Certificate programs. Management believes available student housing will continue to have a favorable impact on the new student enrollments and student retention rates. Revenues from the Academy's AOS Degree and B&P Certificate programs are derived exclusively from enrollment in those programs. Tuition is initially recorded as deferred revenue at the commencement of each enrollment period and recognized over the length of a program as students complete course work required for graduation.

    The College of Food's Basic Professional Culinary Skills Program commenced in October 1996 at the Academy's prototype facility in Salinas, California. The Academy opened its second College of Food facility on the campus of San Diego State University in February 1998. In December 1998, the College of Food facility on the San Diego State University campus was closed and a larger campus was opened in La Mesa, California, approximately 5 miles from the previous location. The Academy's third College of Food was opened in San Francisco in June 1999. The College of Food programs enroll students every three to four weeks. As of September 30, 1999, approximately 297 students were enrolled in the Academy's three College of Food programs.

    Weekend Professional programs are currently offered every eight to fourteen weeks, depending on the program. As of September 30, 1999, the Academy had 35 students enrolled in various Weekend Professional programs.

    Consumer Education consists of programs oriented to a part-time audience. The course length and content address the interest of food industry professionals, home cooks and individuals anticipating career changes. These courses include single topic classes and various three or four class series covering current topics and basic skills.

RESTAURANT, RETAIL AND MEDIA

    Restaurant and retail operations include two restaurants and a private dining room open to the public seven days per week, banquet services generally offered seven days per week and a small on-site retail shop offering student-prepared foods, beverages, cookbooks, video tapes, kitchen wares and selected clothing. All restaurant and retail operations are located at the Academy's core campus in San Francisco.

    Media operations primarily consist of the marketing of the "Cooking at the Academy" television series and cookbook.

RISKS AND UNCERTAINTIES

    The following factors, and the other information contained herein, should be considered carefully in evaluating the Academy and its business.

DEFAULTS ON OBLIGATIONS; LACK OF ADEQUATE CAPITAL RESOURCES

    The Academy is in default on its San Francisco City tax payments and on its obligations to various third parties, including those in connection with its planned development of a regional campus in New Orleans, Louisiana (the "New Orleans Project") (which plans have been suspended) and certain other business development initiatives. The amount necessary to cure the defaults is approximately $650,000 as of November 1, 1999. The Academy does not possess the funds necessary to cover such defaults. To raise funds, the Academy intends to sell its New Orleans real estate. The sale of the property is expected to result in cash proceeds of approximately $1.2 million, although there is no assurance that the property will be sold or what the proceeds will be. However, without the sale of the New Orleans property, the Academy does not possess the additional funds necessary to cure all of its defaults. In addition, the Academy does not believe that its cash shortfall will be solved in the short-term by cash flows from operations and it currently does not have access to sufficient credit or other financing. In the event that the proposed merger with CECO is not completed in the near term, the Academy may require significant debt or equity financing to meet its obligations. There can be no assurance that such financing will be available and, if available, that the terms thereof will not be highly disadvantageous to current shareholders. If sufficient financing is not available, it is possible that the Academy would be required to seek protection from creditors under bankruptcy laws. In the event of bankruptcy, the Academy's assets will first be available to pay its debts and other contractual obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all such obligations.

RISK OF FAILURE TO COMPLETE PROPOSED MERGER

    In August 1999, the Academy announced that it was in discussions with Career Education Corporation ("CECO") regarding a proposed merger in which CECO would pay $6.50 for each outstanding share of the Academy's Common Stock. On
October 15, 1999, the Academy announced that negotiations with CECO were continuing and that CECO had revised its proposal to reflect an acquisition price of $5.25 per share in cash.

    The merger discussions were prompted by certain large shareholders of the Academy, who opposed the Academy's planned private placement of convertibles debentures, the proceeds of which were to be used to develop a new campus in New Orleans, Louisiana. The Academy's financial condition has deteriorated since May 1999. In addition to the termination of the convertible debenture sale, the pending merger discussions resulted in the Academy's inability to complete a planned sale and leaseback of the property it purchased to develop the New Orleans campus. The Academy's current financial condition is further discussed elsewhere in this section.

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

RECENT OPERATING RESULTS

    The Academy has reported a net loss of ($771,000) and ($869,000) for the fiscal years ended June 30, 1998 and 1999, respectively, and a net loss of ($237,000) for the quarter ended September 30, 1999. There can be no assurance that the Academy will operate profitably in future periods. Future operating results will depend on numerous factors, including, among others, the Academy's ability to continue to meet the requirements for participation in government student loan programs (see

"Regulations" below) and, if applicable, its ability to successfully develop and operate any new schools or programs.

    Based on the financial condition of the school as of June 30, 1999, the Academy may not meet the financial responsibility requirements of the DOE. The DOE regulations require an institution such as the Academy to achieve a minimum score based on ratios measuring its primary reserves, equity and net income. These regulations also require institutions to have sufficient cash reserves to make required refunds, meet repayment obligations to the DOE, and not be in violation of any loan agreement at the end of its fiscal year. Failure to meet these requirements may subject the Academy to additional monitoring by and reporting to the DOE, procedures affecting the disbursement of federal student financial assistance to its students, and possibly the posting of a letter of credit in favor of the DOE. If the Academy's financial condition were to fail to improve sufficiently in subsequent fiscal years, the Academy's participation in the Title IV student financial assistance programs could be jeopardized, which would have a material adverse effect on the Academy.

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

    - DEFAULT RATES: in order to remain eligible for Title IV participation, an institution must not exceed a set limit on student loan default rates. If an institution exceeds a default rate of 25% for three consecutive years or 40% in one year, it will lose its eligibility to participate the following year. The Academy's current student loan default rate is 8.6%.

    - FINANCIAL STANDARD: The HEA prescribes specific standards of financial responsibility that a proprietary institution must satisfy in order to participate in Title IV Programs. The standards apply three different ratios: an equity ratio, a primary reserve ratio and a new income ratio, which are weighted and added together to produce a composite score. The ratio methodology of these standards takes into account an institution's total financial resources and determines a combined score of the measures of those resources along a common scale (from negative 1.0 to positive 3.0). It allows a relative strength in one measure to mitigate a relative weakness in another measure. If an institution achieves a composite score of at least 1.5, it is financially responsible without further oversight. If an institution achieves a composite score from 1.0 to 1.4 it is in the "zone" and is subject to additional monitoring, but may continue to participate as a financially responsible institution for up to three years. These regulations also require institutions to have sufficient cash reserves to make required refunds, to meet repayment obligations to the Department and not to be in violation of any loan agreement at the end of its fiscal year.

    - CHANGE IN CONTROL: The DOE, most accrediting commissions and most state education authorities that regulate the Academy have laws, regulations, and/or standards pertaining to a change in ownership/change in control of educational institutions, but these regulations do not uniformly define what constitutes a change in control. The DOE regulations do describe certain transactions that constitute a change in control, including the transfer of a controlling interest in voting stock or the filing of an 8-K reporting a change in control. Once an institution is deemed to have experienced a change in control, it immediately becomes ineligible to participate in Title IV Programs and must apply for readmission into the Title IV Programs; however, if an institution timely files a materially complete application, it may avoid a cut-off in the funds it derives from the Title IV Programs.

    The financial position of the Academy as of June 30, 1999, may result in the institution not achieving a composite score of more than 1.0 and meeting the DOE's financial responsibility standards. If the Academy fails to meet these standards it may be (i) required to post a letter or credit with the DOE,
(ii) subjected to additional monitoring and reporting, (iii) subjected to procedures affecting the disbursement of federal financial assistance to its students, and (iv) placed on provisional certification. Failure to improve its fiscal position in subsequent fiscal years could jeopardize the Academy's continued participation in the Title IV student financial assistance programs.

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

    The Academy believes that competition in the professional chef training market is based primarily on the quality of an educational institution's faculty and educational services, the job placement of graduates and the quality of the academic facilities. The Academy believes that there is no assurance that the Academy will be able to continue to compete favorably on these criteria.

RISKS ASSOCIATED WITH EXPANSION PLANS

    The Academy planned to develop a core campus, similar in scope to its San Francisco facility, in an approximately 153,000 square foot building complex in New Orleans, Louisiana, which was acquired in December 1998. Through
September 30, 1999, the Academy spent approximately $1,250,000 for architectural and engineering services, permits, construction and other costs associated with the development of the campus. In June 1999, the project was placed on hold pending the outcome of discussions, initiated by three of the Academy's shareholders who hold slightly more than 50% of the Academy's stock, certain companies which had previously expressed an interest in buying the Academy. As of November 1, 1999, discussions continue with one of those companies, Career Education Corporation ("CECO"), regarding the possible purchase of all outstanding shares of Academy stock. If no sale takes place, the Academy intends, subject to the availability of sufficient financing, to proceed with the development of the New Orleans Project and several other College of Food facilities in other major cities in the United States. The successful development of the planned facilities would require careful management of various risks associated with such projects, including construction delays, cost estimation errors or overruns, equipment or materials delays or shortages and other factors, many of which are beyond the Academy's control. There can be no assurance that the Academy would not encounter unforeseen difficulties if it attempts to establish these new facilities.

    The Academy would need to accomplish a number of objectives in order to successfully complete the development of these new facilities, including raising capital to cover the costs of architects, engineers, contractors and equipment, hiring competent staff and recruiting students.

    In addition, the establishment of these new facilities would result in substantial new fixed and operating expenses, including expenses associated with additional real estate, additional personnel, and depreciation. If the Academy were unable to attract a sufficient number of students to the facilities to offset these new expenses, operating results could be materially adversely affected in future periods.

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

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based upon current expectations, and actual results may differ materially. Forward-looking statements contained in this report involve numerous risks and uncertainties, including those discussed in this report and the Academy's Annual Report on form 10-KSB for the fiscal year ended June 30, 1999, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof. The Academy undertakes no obligation to publicly release the results from any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

REVENUES

    Culinary arts education revenue decreased 4.6%, to $3,791,000, for the three months ended September 30, 1999, from $3,974,000 in the same period last year. The decrease in culinary arts education revenue is due primarily to the temporary decrease in AOS Degree student census, due to a decrease in length of the program from 18 to 16 months. The Academy thus had more students matriculating and entering its externship program in the second and third fiscal quarters of the fiscal year ended June 30, 1999 than in previous fiscal quarters, resulting in a reduction in both the number of revenue-producing students and total enrollment. This decrease was partially offset by tuition increases and increased attendance at the Academy's College of Food locations.

    Restaurants, catering and other revenue increased 23.1%, to $836,000, for the three months ended September 30, 1999, from $679,000 in the same period last year. The increase in restaurants, catering and other revenue is primarily due to revenues generated by the Academy's student housing and increased restaurant and catering sales.

COST OF SALES

    Food and beverage costs increased 16.6%, to 450,000, for the three months ended September 30, 1999, from $386,000 in the same period last year. The increase in food and beverage cost resulted from higher food costs and increased College of Food enrollment during the quarter.

    Other costs of sales increased 8.8%, to $434,000, for the three months ended September 30, 1999, from $399,000 in the same period last year. The increase in other costs of sales is primarily attributable to costs associated with student supply packages due to increased enrollment at the College of Food campuses and improved retail sales at the San Francisco campus.

OPERATING EXPENSES

    Operating expenses increased approximately $530,000, or 15.4% ,to $3,971,000 for the three months ended September 30, 1999, from $3,441,000 in the same period last year. The increase in operating costs was due primarily to the following factors: (i) increase in occupancy costs of $138,000, or 25.0%, due to lease of the second residential hotel in San Francisco and the leasing of the College of Food campuses in La Mesa and Garden Grove, California; (ii) increase in depreciation expense of $57,000, or 21.2%, which was primarily due to the opening of the La Mesa College of Food; (iii) increase in compensation and outside service expenses of $166,000, or 8.6%, due to a reorganization of the sales and marketing functions in the fourth quarter of fiscal year 1999; and
(iv) costs associated with the planned New Orleans Project.

INTEREST EXPENSE, NET

    Interest expense, net consists primarily of interest payments related to short-term loans which were partially offset by interest on cash equivalents and short-term investments. The decrease of $51,000 from net interest income during the same period a year ago to net interest expense in the current fiscal quarter resulted from a decrease in cash equivalents and short-term investments due to development activities and an increase in short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Academy has financed its long-term growth through the issuance of debt and equity securities in both private and public transactions, borrowings from related parties, lease and debt financing obligations and cash flow provided by operations.

    As of September 30, 1999, the Academy's principal source of liquidity included cash and cash equivalents of $690,000 and net accounts receivable of $4,668,000. As of September 30, 1999, the Academy had negative working capital of $3,427,000. Net cash provided by operating activities during the first fiscal quarter ended September 30 was $182,000 and ($770,000) in 1999 and 1998, respectively.

    The primary reasons for the decrease in cash balances was the acquisition of property and equipment and principal payments on short-term obligations.

    The Academy is in default on its San Francisco City tax payments and on its obligations to various third parties, including those in connection with the New Orleans Project and certain other business development initiatives. The amount necessary to cure the defaults is approximately $650,000 as of November 1, 1999. The Academy does not possess the funds necessary to cover such defaults. To raise funds, the Academy intends to sell its New Orleans real estate. The sale of the property is expected to result in cash proceeds of approximately $1.2 million, although there is no assurance that the property will be sold or what the proceeds will be. However, without the sale of the New Orleans property, the Academy does not possess the additional funds necessary to cure all of its defaults. In addition, the Academy does not believe that its cash shortfall will be solved in the short-term by cash flows from operations and it currently does not have access to sufficient credit or other financing. In the event that the proposed merger with CECO is not completed in the near term, the Academy may require sufficient debt or equity financing to meet its obligations. There can be no assurance that such financing will be available and, if available, that the terms thereof will not be highly disadvantageous to current shareholders. If sufficient financing is not available, it is possible that the Academy would be required to seek protection from creditors under bankruptcy laws. In the event of bankruptcy, the Academy's assets will first be available to pay its debts and other contractual obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all such obligations.

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

    With the exception of utility companies who supply electricity, gas, water and telephone service to the Academy's facilities, the Academy estimates that the year 2000 compliance issue will have minimal effect on its ability to obtain the products and services required by the Academy. The Academy is unable to assess the year 2000 issue as it relates to its suppliers of utility services. Disruption of utilities of any kind could have a major but undeterminable effect on the Academy's business and profits. Management believes that a disruption in utilities, and the impact such a disruption would have on its operations, would be similar in degree and magnitude for the Academy as it would be for its competitors. There is no assurance, however, that unforeseen year 2000 problems will not occur that will have a significant negative effect on the Academy's revenues and profits.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are various legal claims and lawsuits pending by and against the Academy that, in the opinion of management, after consultation with legal counsel, are not expected to have any material adverse effect on the results of operations or financial position of the Academy.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    (1) The Exhibits filed with the Academy's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, are incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    (1) The Academy filed a Current Report on Form 8-K on August 24, 1999, reporting a change in the Academy's certifying accountant.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 1999

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