Form 10KSB40/A
period 1999-06-30
CALIFORNIA CULINARY ACADEMY INC
filed 2000-01-18
CIK 858915

                      U.S SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal year ended June 30, 1999
[ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the transition period from ___________ to

                         COMMISSION FILE NUMBER: 0-21932

                        CALIFORNIA CULINARY ACADEMY, INC.
                 (Name of small business issuer in its charter)

                      CALIFORNIA                            94-3042862
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification Number)

                    625 POLK STREET                           94102
                   SAN FRANCISCO, CA
       (Address of principal executive offices)             (Zip Code)

              Issuer's Telephone Number:
                    (415) 292-8280

Securities registered under Section 12(b) of the Act:   None
Securities registered under Section 12(g) of the Act:   Common Stock, no par
                                                        value (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

         Transitional Small Business Disclosure Format.  Yes [ ]   No [x].

                                    PART III

         Item 13 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 is amended and restated in its entirety as follows:

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:


SEQUENTIAL
 EXHIBIT
 NUMBER                                EXHIBIT
 ------                                -------
   3.2(1)   Bylaws, as currently in effect
   4.1(1)   Specimen of Common Stock Certificate
   4.2(2)   Form of Representative's Warrant
  10.1(1)   1992 Stock Option Plan, form of Incentive Stock Option Agreement, form of Nonqualified Stock Option Agreement
  10.2(1)   Form of Indemnification Agreement with Directors and Officers of the
            Registrant and Schedule of Indemnities
  10.5(1)   U.S. Department of Education Program Letter of Agreement dated March
            1993
  10.6(1)   Form of Enrollment Agreement
 10.18(5)   Consulting Agreement between Registrant and Theodore G. Crocker dated
            January 1, 1994
 10.21(5)   Agreement between Registrant and Trident Trading Company, Inc. (Wusthof
            Trident) dated August 5, 1994
 10.25(7)   Lease Agreement between Registrant and Toshiba America Information
            Systems, Inc. dated November 2, 1995
 10.25(8)   Amended Financing Agreement between Registrant and Wells Fargo Bank dated February 1, 1996
 10.26(8)   Agreement between Registrant and Simon & Schuster, Inc. dated February 22,
            1996
10.29(10)   Lease for premises at Natividad Plaza, Salinas, CA
10.30(10)   Agreement between Registrant and Noel-Levitz, Inc. dated July 1, 1996
   10.33    Executive Employment Agreement between Registrant and Keith H. Keogh, dated May 31, 1995
   10.34    Executive Employment Agreement between Registrant and Jerald W.
            Chesser, dated July 1, 1999, with addendum dated June 1, 1999
   10.35    Executive Employment Agreement between Registrant and Laura Rivera, dated March 15, 1999, with addendum dated June 1, 1999
   10.36    Executive Employment Agreement between Registrant and Thomas Spanier, dated May 1, 1998, with addendum dated June 1, 1999
   10.37    Executive Employment Agreement between Registrant and Charles E. White, dated May 1, 1998, with addendum dated June 1, 1999
    21.0    Academy has no Subsidiaries
    23.1    Independent Auditor's Consent of Rooney, Ida, Nolt and Ahern
    23.2    Independent Auditor's Consent of Deloitte & Touche LLP
    27.0    Financial Data Schedule

-----------

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


(b)      REPORTS ON FORM 8-K.

         The Academy filed a report on Form 8-K on June 11, 1999 in fiscal year ended June 30, 1999, the contents of which are incorporated herein by reference..

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized;

Dated:  January 14, 2000         CALIFORNIA CULINARY ACADEMY, INC.

                                 By:        /s/ KEITH KEOGH
                                    ---------------------------------------
                                              Keith Keogh
                                        CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated below.

             SIGNATURE                            TITLE                              DATE
             ---------                            -----                              ----

         /s/ KEITH KEOGH
------------------------------------------  Chief Executive Officer             January 14, 2000
           Keith Keogh                      and Director

       /s/ CHARLES E. WHITE
------------------------------------------  Chief Financial Officer             January 14, 2000
         Charles E. White

       /s/ DAVID J. BERGER
------------------------------------------  Director                            January 14, 2000
         David J. Berger

        /s/ RALPH BRENNAN
------------------------------------------  Director                            January 14, 2000
          Ralph Brennan

       /s/ JAMES D. COCKMAN
------------------------------------------  Director                            January 14, 2000
         James D. Cockman

         /s/ BERT CUTINO
------------------------------------------  Director                            January 14, 2000
           Bert Cutino

      /s/ WILLIAM G. DE MAR
------------------------------------------  Director                            January 14, 2000
        William G. De Mar

      /s/ PAUL H. PRUDHOMME
------------------------------------------  Director                            January 14, 2000
        Paul H. Prudhomme

         /s/ LEENIE RUBEN
------------------------------------------  Director                            January 14, 2000
           Leenie Ruben

        /s/ DAVID WARNOCK
------------------------------------------  Director                            January 14, 2000
          David Warnock

                                INDEX TO EXHIBITS


SEQUENTIAL
 EXHIBIT
 NUMBER                        EXHIBIT
 ------                        -------

   3.2(1)  Bylaws, as currently in effect
   4.1(1)  Specimen of Common Stock Certificate
   4.2(2)  Form of Representative's Warrant
  10.1(1)  1992 Stock Option Plan, form of Incentive Stock Option
           Agreement, form of Nonqualified Stock Option Agreement
  10.2(1)  Form of Indemnification Agreement with Directors and Officers of the Registrant and Schedule of Indemnities
  10.5(1)  U.S. Department of Education Program Letter of Agreement dated
           March 1993
  10.6(1)  Form of Enrollment Agreement
 10.18(5)  Consulting Agreement between Registrant and Theodore G.
           Crocker dated January 1, 1994
 10.21(5)  Agreement between Registrant and Trident Trading Company, Inc.
           (Wusthof Trident) dated August 5, 1994
 10.25(7)  Lease Agreement between Registrant and Toshiba America
           Information Systems, Inc. dated November 2, 1995
 10.25(8)  Amended Financing Agreement between Registrant and Wells Fargo
           Bank dated February 1, 1996
 10.26(8)  Agreement between Registrant and Simon & Schuster, Inc. dated
           February 22, 1996
10.29(10)  Lease for premises at Natividad Plaza, Salinas, CA
10.30(10)  Agreement between Registrant and Noel-Levitz, Inc. dated
           July 1, 1996
   10.31   Lease Agreement between Registrant and 625 Polk Investment
           Company, a limited partnership, dated as of May 1, 1997
   10.33   Executive Employment Agreement between Registrant and Keith H.
           Keogh, dated May 31, 1995
   10.34   Executive Employment Agreement between Registrant and Jerald
           W. Chesser, dated July 1, 1999, with addendum dated June 1,
           1999
   10.35   Executive Employment Agreement between Registrant and Laura
           Rivera, dated March 15, 1999, with addendum dated June 1, 1999
   10.36   Executive Employment Agreement between Registrant and Thomas
           Spanier, dated May 1, 1998, with addendum dated June 1, 1999
   10.37   Executive Employment Agreement between Registrant and Charles
           E. White, dated May 1, 1998, with addendum dated June 1, 1999
    21.0   Academy has no Subsidiaries
    23.1   Independent Auditor's Consent of Rooney, Ida, Nolt and Ahern
    23.2   Independent Auditor's Consent of Deloitte & Touche LLP
    27.0   Financial Data Schedule