Form 10QSB
period 1999-12-31
CALIFORNIA CULINARY ACADEMY INC
filed 2000-02-10
CIK 858915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(Mark One)

         /X/      QUARTERLY REPORT PURSUANT SECTION 13 OR 15 OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM        TO       .

                         COMMISSION FILE NUMBER: 0-21932

                                   -----------

                        CALIFORNIA CULINARY ACADEMY, INC.

              (Exact name of small business issuer in its charter)

               CALIFORNIA
     (State or other jurisdiction of                    94-3042862
     incorporation or organization)      (I.R.S. Employer Identification Number)

    625 POLK STREET SAN FRANCISCO, CA                     94102
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

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CALIFORNIA CULINARY ACADEMY, INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                       December 31,     June 30,        December 31,
                                                          1999            1999              1998
                                                      -------------   -------------    -------------
                                                       (unaudited)       (Note 1)       (unaudited)


ASSETS
Current Assets:
   Cash and Cash Equivalents                          $         457    $        854    $         770
   Accounts Receivable, net                                   4,326           3,487            4,437
   Inventories                                                  254             233              249
   Other current assets                                         243             400              514

                                                      -------------   -------------    -------------
      Total Current Assets                                    5,280           4,974            5,970

Property and Equipment, net                                   8,977           9,186            7,938
Other assets                                                  1,216           1,147              667

                                                      -------------   -------------    -------------
      TOTAL ASSETS                                         $ 15,473        $ 15,307         $ 14,575
                                                      =============   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable & accrued liabilities                   $ 2,164         $ 2,506            $ 923
   Bank & term loans current                                    842           1,000              166
   Deferred revenue                                           4,716           4,017            4,344
   Other Current Liabilities                                    599             585              475

                                                      -------------   -------------    -------------
      Total Current Liabilities                               8,321           8,108            5,908

Long-Term Liabilities:
   Bank & term loans                                          2,124           2,124            2,244

                                                      -------------   -------------    -------------
      TOTAL LIABILITIES                                      10,445          10,232            8,152

Shareholders Equity:
   Common stock                                              11,355          11,355           11,355
   Note receivable from shareholder                            (555)           (533)            (511)
   Accumulated deficit                                       (5,772)         (5,747)          (4,421)

                                                      -------------   -------------    -------------
      Total Shareholders' Equity                              5,028           5,075            6,423

      TOTAL LIABILITIES AND
                                                      =============   =============    =============
          SHAREHOLDERS' EQUITY                             $ 15,473        $ 15,307         $ 14,575
                                                      =============   =============    =============


See notes to condensed financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                             Three Months Ended            Six Months Ended
                                                 December 31,              December 31,
                                          --------------------------- --------------------------
                                              1999          1998          1999          1998
                                          ------------  ------------- ------------  ------------
Revenues:
     Culinary arts education              $      3,716  $       3,464 $      7,507  $      7,438
     Restaurants & catering                      1,040            918        1,612         1,420
     Housing fees                                  275            109          456           262
     Retail & other                                 55             61          139            85
                                          ------------  ------------- ------------  ------------
          Total Revenues                         5,086          4,552        9,714         9,205

Cost of sales                                      991          1,080        1,875         1,862
                                          ------------  ------------- ------------  ------------
Gross Margin                                     4,095          3,472        7,839         7,343

Operating expenses
     Occupancy                                     748            604        1,438        1,155
     Depreciation & amortization                   223            281          548          550
     Compensation & Benefits                     1,934          1,773        3,839        3,602
     Outside services                              131            126          319          237
     Advertising & Promotion                       142            124          306          273
     Legal & other                                 717            466        1,417        1,009
                                          ------------  ------------- ------------  -----------
                                                 3,895          3,374        7,867        6,826
                                          ------------  ------------- ------------  -----------
Operating income (loss)                            200             98          (28)         517

     Interest income (expense)                      12             40            3           82
                                          ------------  ------------- ------------  -----------
 Income  (loss) before taxes                       212            138          (25)         599
     Income tax provision                            -             30            -           60
                                          ============  ============= ============  ===========
Net Income                                $        212  $         108 $        (25) $       539
                                          ============  ============= ============  ===========

Net Income (loss) per share:
Basic                                     $       0.06  $        0.03 $      (0.01) $      0.14
                                          ============  ============= ============  ===========
Diluted                                   $       0.06  $        0.02 $      (0.01) $      0.12
                                          ============  ============= ============  ===========

Weighted average common shares
   Outstanding                               3,815,431      3,815,431    3,815,431    3,815,431
                                          ============  ============= ============  ===========


See notes to condensed financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS, UNAUDITED)


                                                                                 Six Months Ended
                                                                                  December 31,
                                                                            -------------------------
                                                                                1999         1998
                                                                            ------------ ------------


Cash flows from operating activities:
     Net income (loss)                                                            $ (25)       $ 539
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and Amortization                                                548          550
       Tax provision (Benefit)                                                        -           60
       Provision for losses on accounts receivables                                  52           58
       Deferred rent                                                                (37)          73
     Changes in assets and liabilities
       Accounts receivable                                                         (891)        (818)
       Inventories                                                                  (21)         (23)
       Prepaid expenses and other assets                                            157         (143)
       Note Receivable                                                              (22)         (22)
       Other assets                                                                 (32)           -
       Accounts payable and accrued liabilities                                    (342)        (484)
       Deferred revenue                                                             699          284
       Other Current Liabilities                                                     14            -
                                                                            ------------ ------------
          Net cash provided by (used in) operating activities                       100           74
                                                                            ------------ ------------


Cash flows from investing activities:
     Acquisition of property and equipment                                         (339)      (4,114)
                                                                            ------------ ------------
          Net cash used in investing activities                                    (339)      (4,114)
                                                                            ------------ ------------

Cash flow from financing activities:
     Borrowings under debt agreements                                                 -        2,325
     Principal payments on current liabilities                                     (158)
     Principal payments on capital lease obligations                                  -          (48)

                                                                            ------------ ------------
          Net cash provided by financing activities                                (158)       2,277
                                                                            ------------ ------------

Decrease in cash and equivalents                                                   (397)      (1,763)
Cash and equivalents, beginning of period                                           854        2,533

                                                                            ------------ ------------
Cash and equivalents, end of period                                               $ 457        $ 770
                                                                            ============ ============

See notes to condensed financial statements

                        CALIFORNIA CULINARY ACADEMY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared from the records of the California Culinary Academy, Inc. (the "Academy") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 31, 1999 and 1998, the interim results of operations for the three and six month periods ended December 31, 1999 and 1998, and cash flows for the six month periods ended December 31, 1999 and 1998. The balance sheet at June 30, 1999, presented herein, has been derived from the audited financial statements of the Academy for the fiscal year then ended.

         Accounting policies followed by the Academy are described in Note 1 to the audited financial statements for the fiscal year ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the interim condensed financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements, including notes thereto for the fiscal year ended June 30, 1999.

         The results of operations for the six month period presented herein are not necessarily indicative of the results to be expected for the full year.

         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2  LEASE AGREEMENTS

         In May 1997, the Academy renegotiated its lease for its core campus in San Francisco. The lease term extends through March 2013 and the lease provides for three extension options of five years each. In September 1999, the Academy executed its options for an additional approximately 8,000 square feet of space. Under the lease agreement, the Academy is obligated to occupy an additional approximately 3,500 square feet of space when it becomes available. The Academy currently occupies approximately 73,000 square feet (92% of the building). The monthly rental obligation is approximately $101,000. The Academy is also responsible for its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $16,000 monthly.

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

                        CALIFORNIA CULINARY ACADEMY, INC.

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

         In January 1999, the Academy entered into a lease for a 5,050 square foot space in a building complex in Garden Grove, California. The lease term extends until May 2010, and the lease provides for two extension options of five years each. If the merger transaction described in Note 5 is not consummated, the Academy plans to develop the space into a College of Food campus. (See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Sale of the Academy.") The monthly rental obligation is approximately $5,050. The Academy is also responsible for payment of its pro-rata share of insurance, real property taxes and common area maintenance, which is approximately $2,500 monthly.

         In December 1998, the Academy purchased a six building, 153,000 square foot complex in New Orleans, Louisiana., which was to have been developed into a second regional campus. Due to the pending merger with Career Education Corporation (See Note 5, "Subsequent Events") plans for the campus have been suspended and the Company intends to sell the property. (See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Sale of the Academy.") Through December 31, 1999, the Academy has incurred cost of approximately $1,256,000 in design, construction and carrying costs for the property and building permits.

         The New Orleans complex is currently subject to a mortgage interest held by First Bank and Trust in the principal amount of $2,158,600, due December 30, 2003, and liens on the property held by Eskew Architects and Centex Landis Construction in the aggregate amount of $165,000.

         The Academy's management estimates that the capacity of the existing core campus in San Francisco is approximately 1,200 students. The capacity of the Salinas and La Mesa College of Food campuses is 150 students each and the capacity of the San Francisco College of Food facility is 50 students.

NOTE 3  RELATED PARTY TRANSACTIONS

         In December 1997, Theodore G. Crocker, the then Chairman of the Board of Directors, exercised stock options under the Academy's 1992 stock option plan. In exchange, he delivered a promissory note for the value of the stock options of $465,000 bearing an interest rate of 9.5% and a due date no later than December 31, 1998. Accrued interest on this note was approximately $90,000 as of December 31, 1999. Payment on this promissory note is currently delinquent and the Academy has filed a lawsuit for the collection of the outstanding balance of approximately $555,000.

         Pursuant to a letter agreement with CECO dated December 4, 1999, Mr. Crocker has agreed that as of the closing of the proposed merger, he will pay the Academy a total of $465,000 plus accrued interest in full payment of a promissory note held by the Academy and will release the Academy from any claims he has against it, including those relating to the promissory note, and that he will bring any future actions relating to a certain worker's compensation claim only against the insurance carrier, and not against the Acedemy. CECO has agreed

                        CALIFORNIA CULINARY ACADEMY, INC.

with Mr. Crocker that it will, at the closing, cause the Academy to release any and all claims it has against Mr. Crocker.

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

NOTE 5  SUBSEQUENT EVENT

         On August 2, 1999, the Academy announced that it had entered into a non-binding letter of intent to be acquired by Career Education Corporation ("CECO") for a price of $6.50 per share. Subsequent to that time, CECO conducted a review of the Academy's business and made a revised proposal that would involve an acquisition of the Academy for $5.25 per share in cash. On December 6, 1999, the Academy entered into a definitive agreement with CECO for the acquisition of all the outstanding common stock of the Academy for a price of $5.25 per share ("Transaction"). The completion of the Transaction is subject to the approval of the shareholders of the Academy. A shareholders meeting has been scheduled for February 21, 2000 to vote on the Transaction. The closing of the Transaction is also contingent on Academy's receipt of notice that Academy's Accreditation has been renewed by the Accrediting Commission for Career Schools/Colleges of Technology ("ACCSCT"), the approval of the change of ownership by the California Bureau for Private Postsecondary and Vocational Education ("BPPVE") and all approvals and consents from governmental and regulatory authorities where necessary to complete the merger, except for Department of Education ("DOE") approval and other approvals whose absence could not reasonably be expected to have a material adverse effect on the Academy or on the Academy's or CECO's ability to consummate the merger. Under DOE regulations, DOE approval, which effectively permits the Academy to continue to access federal student financial aid funding, can only be obtained after the merger has been consummated. The Academy, with the assistance of CECO, is presently working toward obtaining all of these approvals and providing these notices. There can be no assurance that the Academy's shareholders will approve the transaction, the Academy's accreditation will be renewed by ACCSCT, the change of ownership will be approved by the required governmental and regulatory authorities or that the transaction will close as planned. The Proxy Statement for the Shareholders meeting to be held on February 21, 2000, which includes a comprehensive analysis of the Transaction and definitive Agreement and Plan of Merger for the Transaction has been filed with the Securities and Exchange Commission.

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

                        CALIFORNIA CULINARY ACADEMY, INC.

Culinary Arts Degree Program ("AOS Degree"), the Baking and Pastry Arts Certificate Program ("B&P Certificate"), the College of Food Basic Professional Culinary Skills Program, Weekend Professional Skills programs and Consumer Education programs.

         The sixteen-month AOS Degree program enrolls students on a two-week cycle. This program can accommodate up to 25 students per class, 581 students were enrolled as of December 31, 1999. By comparison, 606 students were enrolled as of December 31, 1998.

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

         The College of Food's Basic Professional Culinary Skills Program commenced in October 1996 at the Academy's prototype facility in Salinas, California. The Academy opened its second College of Food facility on the campus of San Diego State University in February 1998. In December 1998, the College of Food facility on the San Diego State University campus was closed and a larger campus was opened in La Mesa, California, approximately 5 miles from the previous location. The Academy's third College of Food was opened in San Francisco in June 1999. The College of Food programs enroll students every three to four weeks. As of December 31, 1999, approximately 236 students were enrolled in the Academy's three College of Food programs.

         Weekend Professional programs are currently offered every eight to fourteen weeks, depending on the program. As of December 31, 1999, the Academy had 21 students enrolled in various Weekend Professional programs.

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

RISKS AND UNCERTAINTIES

The following are certain material risk factors related to the Academy's business. Such factors should be considered by shareholders in deciding whether or not to vote to approve the principal terms of the merger.

                        CALIFORNIA CULINARY ACADEMY, INC.

DEFAULTS ON OBLIGATIONS; LACK OF ADEQUATE CAPITAL RESOURCES

         The Academy is in default on its San Francisco City tax payments and on its obligations to various third parties, including those in connection with its planned development of a regional campus in New Orleans, Louisiana (the "New Orleans Project") (which plans have been suspended) and certain other business development initiatives. The amount necessary to cure the defaults is approximately $500,000 as of January 31, 2000. The Academy does not possess the funds necessary to cover such defaults. To raise funds, the Academy intends to sell its New Orleans real estate. The sale of the property is expected to result in cash proceeds of approximately $1.2 million, although there is no assurance that the property will be sold or what the proceeds will be. However, without the sale of the New Orleans property, the Academy does not possess the additional funds necessary to cure all of its defaults. In addition, the Academy does not believe that its cash shortfall will be solved in the short-term by cash flows from operations and it currently does not have access to sufficient credit or other financing. In the event that the proposed merger with CECO is not completed in the near term, the Academy may require significant debt or equity financing to meet its obligations. There can be no assurance that such financing will be available and, if available, that the terms thereof will not be highly disadvantageous to current shareholders. If sufficient financing is not available, it is possible that the Academy would be required to seek protection from creditors under bankruptcy laws. In the event of bankruptcy, the Academy's assets will first be available to pay its debts and other contractual obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all such obligations.

RISK OF FAILURE TO COMPLETE PROPOSED MERGER

         In August 1999, the Academy announced that it was in discussions with Career Education Corporation ("CECO") regarding a proposed merger in which CECO would pay $6.50 for each outstanding share of the Academy's Common Stock. On October 15, 1999, the Academy announced that negotiations with CECO were continuing and that CECO had revised its proposal to reflect an acquisition price of $5.25 per share in cash. On December 6, 1999, the Academy entered into a definitive agreement with CECO for the acquisition of all the outstanding common stock of the Academy for a price of $5.25 per share ("Transaction"). The completion of the Transaction is subject to the approval of the shareholders of the Academy. A shareholders meeting has been scheduled for February 21, 2000 to vote on the Transaction. The closing of the Transaction is also contingent on Academy's receipt of notice that the Academy's accreditation has been renewed by the Accrediting Commission for Career Schools/Colleges of Technology ("ACCSCT") and the approval of the change of ownership by the California Bureau for Private Postsecondary and Vocational Education ("BPPVE") and all approvals and consents from governmental and regulatory authorities where necessary to complete the merger, except for Department of Education ("DOE") approval and other approvals whose absence could not reasonably be expected to have a material adverse effect on the Academy or on the Academy's or CECO's ability to consummate the merger. Under DOE regulations, DOE approval, which effectively permits the Academy to continue to access federal student financial aid funding, can only be obtained after the merger has been consummated. The Academy, with the assistance of CECO, is presently working toward obtaining all of these approvals and providing these notices.

         There can be no assurance that the Academy's shareholders will approve the transaction, the Academy's accreditation will be renewed by ACCSCT, the change of ownership will be approved by BPPVE or that the transaction will close as planned. The Proxy Statement for the Shareholders meeting to be held on February 21, 2000 which includes a comprehensive analysis of the Transaction and the definitive Agreement and Plan of Merger for the Transaction has been filed with the Securities and Exchange Commission and is hereby

                        CALIFORNIA CULINARY ACADEMY, INC.

incorporated by reference. If the proposed merger is not completed, the Academy's current financial condition presents significant risks for investors in the Academy's Common Stock.

RECENT OPERATING RESULTS

         The Academy has reported a net loss of ($771,000) and ($869,000) for the fiscal years ended June 30, 1998 and 1999, respectively, a net loss of ($25,000) for the six months ended December 31, 1999, compared to a gain of $539,000 for the six months ended December 31, 1998, and net income of $212,000 for the three month period ended December 31, 1999, compared to $108,000 for the three month period ended December 31, 1998. There can be no assurance that the Academy will operate profitably in future periods. Future operating results will depend on numerous factors, including, among others, the Academy's ability to continue to meet the requirements for participation in government student loan programs (see "Regulations" below) and, if applicable, its ability to successfully develop and operate any new schools or programs.

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

         Significant factors relating to Title IV Programs that could adversely affect the Academy include the following:

- THE 90/10 RULE OF THE HIGHER EDUCATION ACT ("HEA"): this rule states that any institution that derives more than 90% of its revenue from Title IV Programs in one year will be ineligible to participate in Title IV the following year. In fiscal year 1999, 42% of Academy revenues were derived from Title IV Programs.

- DEFAULT RATES: in order to remain eligible for Title IV participation, an institution must not exceed a set limit on student loan default rates. If an institution exceeds a default rate of 25% for three consecutive years or 40% in one year, it will lose its eligibility to participate the following year. The Academy's current student loan default rate is 8.6%.

                        CALIFORNIA CULINARY ACADEMY, INC.

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

                        CALIFORNIA CULINARY ACADEMY, INC.

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

RESULTS OF OPERATIONS

REVENUES

         Culinary arts education revenue increased 7.3%, to $3,716,000, for the three months ended December 31, 1999, from $3,464,000 in the same period last year. The increase in culinary arts education revenue is due in large part to tuition increases, increased enrollment in the Colleges of Food and an additional week of instruction in December 1999.

         Restaurants and catering increased 13.3%, to $1,040,000, for the three months ended December 31, 1999, from $918,000 in the same period last year. The increase in restaurants and catering is primarily due to increased catering activity during November and December 1999. Housing fees increased 152.3% to $275,000 for the quarter from $109,000 in the same period of the prior year due to increased occupancy generated from availability of the second housing facility.

COST OF SALES

         Food and beverage costs decreased by 25.1% to $541,000 for the three months ended December 31, 1999, from $722,000 in the same period last year. The decrease was primarily due to implementation of improved controls surrounding the ordering process. The decrease was partially offset by costs associated with the increase in food and beverage volume.

         Other costs of sales increased 25.7%, to $450,000, for the three months ended December 31, 1999, from $358,000 in the same period last year. The increase in other costs of sales is primarily attributable to costs associated with student supply packages due to increased enrollment at the College of Food campuses and improved retail sales at the San Francisco campus.

OPERATING EXPENSES

         Operating expenses increased approximately $521,000, or 15.5%, to $3,895,000 for the three months ended December 31, 1999, from $3,374,000 in the same period last year. The increase in operating costs was due primarily to the following factors: (i) increase in occupancy costs of $144,000, or 23.8%, due to the leasing of the second residential hotel in San Francisco and the College of Food campuses in La Mesa and Garden Grove, California; (ii) increase in compensation and outside service expenses of $166,000, or 8.8%, due to a reorganization of the sales and marketing functions in the fourth quarter of fiscal year 1999; and (iii) costs associated with the New Orleans Project.

                        CALIFORNIA CULINARY ACADEMY, INC.

INTEREST EXPENSE, NET

         Interest expense, net consists primarily of interest payments related to short-term loans which were partially offset by interest on cash equivalents and short-term investments. The decrease of $28,000 from net interest income during the same period a year ago resulted from a decrease in cash equivalents and short-term investments due to development activities and an increase in short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Academy has financed its long-term growth through the issuance of debt and equity securities in both private and public transactions, borrowings from related parties, lease and debt financing obligations and cash flow provided by operations.

         As of December 31, 1999, the Academy's principal source of liquidity included cash and cash equivalents of $457,000 and net accounts receivable of $4,326,000. As of December 31, 1999, the Academy had negative working capital of ($3,041,000). Net cash provided by operating activities was $100,000 and ($74,000) during the fiscal quarter ended December 31, 1999 and 1998, respectively.

         The primary reasons for the decrease in cash balances were (i) payments on development related obligations, (ii) principal payments on short-term and long-term debt and (iii) merger related costs.

         The Academy is in default on its San Francisco City tax payments and on its obligations to various third parties, including those in connection with the New Orleans Project and certain other business development initiatives. The amount necessary to cure the defaults is approximately $500,000 as of January 31, 2000. The Academy does not possess the funds necessary to cover such defaults. To raise funds, the Academy intends to sell its New Orleans real estate. The sale of the property is expected to result in cash proceeds of approximately $1.2 million, although there is no assurance when or if the property will be sold or what the proceeds will be. However, without the sale of the New Orleans property, the Academy does not possess the additional funds necessary to cure all of its defaults. In addition, the Academy does not believe that its cash shortfall will be solved in the short-term by cash flows from operations and it currently does not have access to sufficient credit or other financing. In the event that the merger with CECO is not completed in the near term, the Academy may require sufficient debt or equity financing to meet its obligations. There can be no assurance that such financing will be available and, if available, that the terms thereof will not be highly disadvantageous to current shareholders. If sufficient financing is not available, it is possible that the Academy would be required to seek protection from creditors under bankruptcy laws. In the event of bankruptcy, the Academy's assets will first be available to pay its debts and other contractual obligations. Holders of Common Stock would only receive the assets remaining, if any, after payment of all such obligations.

YEAR 2000 CONSIDERATIONS

         The Academy has a number of computer and software systems that are critical to the efficient and timely processing of information and business transactions. Most of the Academy's suppliers are also dependent on computerized systems to process information. The Academy has determined that most of its computerized systems are year 2000 compliant. As of January 31, 2000, there have been no Year 2000 problems with the Academy's computerized systems or Year 2000 related disruptions of services from the Academy's suppliers

                        CALIFORNIA CULINARY ACADEMY, INC.

and utilities providers. However, there can be no assurance that Year 2000 problems will not materialize in the future.

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

          SEQUENTIAL
          EXHIBIT
          NUMBER
          --------

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

            4.2(2)    Form of Representative's Warrant

           10.1(1) 1992 Stock Option Plan, form of Incentive Stock Option Agreement, form of Nonqualified Stock Option Agreement

           10.2(1) Form of Indemnification Agreement with Directors and Officers of the Registrant and Schedule of Indemnities

           10.5(1) U.S. Department of Education Program Letter of Agreement dated march 1993

           10.6(1)   Form of Enrollment Agreement

           10.18(5) Consulting Agreement between Registrant and Theodore G. Crocker dated January 1, 1994.

           10.21(5) Agreement between Registrant and Trident Trading Company, Inc. (Wusthof/Trident) dated August 5, 1994

           10.25(7) Lease Agreement between Registrant and Toshiba American Information systems, Inc. dated November 2, 1995

           10.25(8) Amended Financing Agreement between Registrant and Wells Fargo Bank dated February 1, 1996

           10.26(8) Agreement between Registrant and Simon & Schuster, Innc. Dated February 22, 1996

           10.29(10) Lease for premises at Natividad Plaza, Salinas, CA

           10.30(10) Agreement between Registrant and Noel-Levitz, Inc. dated
                     July 1, 1996 [Employment Agreements]

           10.33     Executive Employment Agreement between Registrant and Keith
                     H. Keogh dated May 31, 1995 with addendum dated
                     June 1, 1999

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

           27.l0     Financial Data Schedule

-----------------------

    (1) Previously filed as an exhibit to the original filing of the Registration Statement on Form SB-2 (file No. 33-62720-LA) filed May 14, 1993

    (2) Previously filed as an exhibit to Amendment No. 1 of the Registration Statement filed June 7,k 1993

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

    (7) Previously filed as an exhibit to Form 10-QSB for the quarter ended December 31, 1995

    (8) Previously filed as an exhibit to Form 10-QSB for the quarter ended March 31, 1996

    (9) Previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996

    (10) Previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996

(b)      Reports on Form 8-K.

         The Academy filed reports on Form 8-K on April 30, 1999 and June 11, 1999 in fiscal year ended June 30, 1999, and Form 8-K on August 24, 1999 and December 9, 1999 in fiscal year ending June 30, 2000, the contents of which are incorporated herein by reference.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2000           CALIFORNIA CULINARY ACADEMY, INC.

                            By:         /s/ Charles E. White
                                   ------------------------------------

                                            Charles E. White

                                         CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)